Form 10KSB
period 2006-12-31
Sino Fibre Communications, Inc.
filed 2007-06-29
CIK 1380457

===================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-138561

SINO FIBRE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

     The Chrysler Building
405 Lexington Avenue, 26th Floor
New York, New York 10174
(Address of principal executive offices, including zip code.)

(212) 907-6522
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

===================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act YES [  ] NO [X]

Issuer's revenues for its most fiscal year December 31, 2006: $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2006: $0.00.

The number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2007: 16,481,400 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a 'penny stock' company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

~ 2 ~

~ 3 ~

PART I

ITEM 1.      BUSINESS

General

     We were incorporated on August 19, 1999. We were originally incorporated as Pacific Rim Solutions Inc. to market and distribute an oxygen enriched water product called biocatalyst in the province of British Columbia. However, as a result of a dispute with the original license holder, we decided to discontinue all operations relating to biocatalyst. On January 30, 2006, we changed our name and business purpose to reflect our current business of marketing Chinese fiber optical services primarily to non-Chinese foreign telecommunications carriers and corporate users.

     Our principal executive offices are located at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174. Our telephone number is (212) 907-6522. Our fiscal year end is December 31.

Services

     We have an exclusive memorandum of understanding with Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con’s fiber optic backbone services to foreign telecommunications carriers and corporate users. Under the agreement, we have to form a partnership to market Sin-Con’s services to foreign companies and telecommunications carriers. As of the date hereof, we have not formed the partnership, but we have begun promoting Sino-Con’s services. Under our agreement with Sino-Con, we will be paid a commission for each non-China customer that we recruit and sign to an agreement with Sin-Con to provide services.

     We are selling IP broadband and telecommunications network routing based upon either the number of seconds or minutes a customer uses the network, or the amount of data passed through the network, or via an annual lease contract for use of the network not to exceed a certain size of total calls or data routed through the network. We expect to be paid a commission of at least 15% on the contracts signed by our clients and Sino-Con.

Industry

     We promote low cost fiber optical systems to non-Chinese international telecommunications companies and large corporations that desire intercity connections within China. The systems we provide are products and services created and owned by Sino-Con Telecom Group Co., Ltd, a Chinese licensed broadband carrier that provides broadband domestic and international services to telecommunications providers over a Chinese nationwide fiber optic network that it owns. Sino-Con owns 32,000 kilometer optical fiber network in China that covers 156 cities and 31 provinces with emphasis on the greater Shanghai area and the Pearl River Delta.

     Sino-Con fiber optic backbone provides a fiber optic network within China that allows for long distance and local telephone services, Internet services, television services, and wireless LAN services. Our role will be to market leasing these optic fiber services to non-China corporations.

~ 4 ~

     Sino-Con offers a variety of services over broadband cable systems, including video, high-speed Internet and phone. Over the past several years, it has increased the reliability and capacity of its systems, enabling it to deliver new services, such as digital cable, high-speed Internet and IP-enabled phone.

Video Services

     Sino-Con offers a full range of video services. It tailors its channel offerings for each system serving a particular geographic area according to applicable regulatory requirements, programming preferences and demographics. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment the subscriber uses. Our video service offerings include the following:

High-Speed Internet Services

     Sino-Con offers high-speed Internet access that is constantly connected, with downstream speeds generally from 6Mbps to 8Mbps depending on the service selected. This service also includes our interactive portal which provides multiple e-mail addresses, online storage and a variety of proprietary content, value-added features and enhancements, designed to take advantage of the speed of the Internet connection we provide.

Phone Services

     Sino-Con offers IP-enabled phone service that provides unlimited local and domestic long distance calling, including features such as Voice Mail, Caller ID and Call Waiting.

Customer and Technical Service

     Sino-Con offers its customers through local, regional and national call and technical centers. Generally, our call centers provide 24/7 call answering capability, telemarketing and other services. Our technical services functions and performs various tasks, including installations, transmission and distribution plant maintenance, plant upgrades and activities related to customer service.

Our Planned Operations - Marketing

     Our plan of operation is promote Sino-Con Telecomm Group., Ltd., fiber optic backbone network. to non-Chinese corporations. We plan to do that by conducting market research on the demand for such services and to contact potential Telecom Carriers and individual corporations directly.

Website

     We currently maintain a website at www.sinofibre.com.

~ 5 ~

Revenues

     We will generate revenues in the form of commissions paid by Sino-Con Telecomm Group., Ltd. The commissions will be paid on the basis of a flat wholesale rate provided to our company by Sino Con Telecomm Group and then revenue sharing between Sino Con Telecomm Group and our company on revenue received above our wholesale cost.

Competition

     We compete with China Netcom Corp., China Railcom., China Telecom., and, China Unicom, Chinese corporations that maintain fiber optic backbones in China. We also compete with their marketing agents.

Employees

     We have one full-time employee and no part-time employees.

Consultants

     On January 1, 2006, we retained Daniel Bouillet as a consultant to provide us with services related to his role as our Chief Technology Strategist. Pursuant to the terms of the agreement we will pay $3,000 per month with an option to acquire up to 900,000 shares of common stock at an exercise price equal to the opening price of the Company’s stock on its first day of public trading.

     On January 15, 2006, we retained Ye Lian Zhi as a consultant to provide us with services related to obtaining all necessary permits and written consents from various parties to secure exclusive rights from Sino-Con Telecomm Group, Co., Ltd., China. Pursuant to the terms of the agreement we will pay $50,000 for 12 months service and 300,000 shares of common stock.

     On January 17, 2006, we retained Mayfair as a consultant to provide us with services related to his role as the Company’s Chief Financial Officer. Pursuant to the terms of the agreement we will pay $3,333 per month until June 16, 2006 with an option to acquire up to 50,000 shares of common stock with an exercise price not to be determined until such time as the Company’s stock is publicly traded.

     On June 15, 2006, we retained Glenn Henricksen as a consultant to provide us with services related to his role as the Chief Financial Officer replacement. Pursuant to the terms of the agreement we will pay $2,500 per month, for twelve months, together with 50,000 shares of common stock and an option to acquire up to 200,000 additional shares of common stock at an exercise price of $0.25 equal to the Company’s share price at the private placement in January 2006.

Offices

     We maintain two offices. We maintain one office at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174. Our telephone number is (212) 907-6522. We lease this space from HQ Global Workplaces, Inc. pursuant to a written lease agreement. We occupy a shared serviced office space on the 26th floor of The Chrysler Building. We pay monthly rent of $300.00. Our lease expires January 31, 2007.

~ 6 ~

     We also maintain an office at One Exchange Square, 39th Floor, 8 Connaught Place, Central, Hong Kong. Our telephone number is (852) 3101-7366. We lease this space from SERVCORP pursuant to a written lease dated February 1, 2006. We occupy a shared serviced office space on the 39th Floor of One Exchange Square. We pay monthly rent of HKD$1,600. The lease can be terminated by either party by one month written notice.

Doing Business in China

Chinese Legal System

     The practical effect of the Chinese legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Otherwise there is risk that its business license will be revoked.

     Second, while the enforcement of substantive rights may appear less clear than those in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business dispute resolution. Because the terms of the Company’s various Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises will be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Company’s joint venture companies will not assume any advantageous position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the various Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

~ 7 ~

Economic Reform Issues

     Although the Chinese Government owns the majority of productive assets in China, in the past several years the Government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there is no assurance that:

-    The Company will be able to capitalize on economic reforms;
-    The Chinese Government will continue its pursuit of economic reform policies.
-    The economic policies, even if pursued, will be successful;
-    Economic policies will not be significantly altered from time to time; and
-    Business operations in China will not become subject to the risk of nationalization.

     Negative impact on economic reform policies or nationalization could result in a total investment loss in the Company’s common stock.

     Since 1979, the Chinese Government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and readjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect the Company’s operations.

     Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that the rate of inflation has increased. In response, the Chinese Government recently has taken measures to curb the excessively expansive economy. These measures included implementation of a unitary and well-managed floating exchange rate system based on market supply and demand for the exchange rates of Renminbi, restrictions on the availability of domestic credit, reduction of the purchasing capability of certain of its citizens, and centralization of the approval process for purchases of certain limited foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese Government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

     To date reforms to China’s economic system have not adversely affected the Company’s operations and are not expected to adversely affect the Company’s operations in the foreseeable future; however, there can be no assurance that reforms to China’s economic system will continue or that the Company will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese Government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, reduction in tariff protection and other import restrictions.

~ 8 ~

Risk Factors

1. Our independent auditors have issued a going concern opinion who have raised substantial doubt as to our ability to continue as a going concern.

     Our independent registered public accountants have issued a going concern opinion as of December 31, 2006. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to limit or completely curtail operations and such curtailment could have a material adverse affect on the future of our business as a going concern.

2. We lack an operating history for our current business and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

     While we were incorporated in August 1999, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $771,266. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to sell our clients’ fiber optical services to non-Chinese foreign telecommunications carriers and corporate users. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. Our failure to operate profitably will cause you to lose your investment.

3. If we do not attract clients, we will not make a profit and as a result you could lose your investment.

     We have one client. We may not be able to attract more clients, since our future clients will be competitors of our current client. Further, we have not conducted any market research in the acceptance of our services. Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

4. We spent all of the proceeds from our private placement to maintain our business operations. If we can’t raise additional money you could lose your investment.

     We have just initiated our operations. We raised net proceeds of $334,980 from our private placements in 2006. We have spent $334,980 and need additional cash. If we can’t raise additional money, you could lose your investment.

5. If we do not make a profit, we may have to suspend or cease operations and you will lose your investment.

     Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations and you will lose your investment.

~ 9 ~

6. Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business.

     All of our operations are outside the United States and in China, which exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

7. Our international expansion plans subject us to risks inherent in doing business internationally.

     Our long-term business strategy relies on the expansion of our international sales by targeting markets outside China, such as the United States. Risks affecting our international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition.

8. We face risks associated with currency exchange rate fluctuations, any adverse fluctuation may adversely affect our operating margins.

     Although we are incorporated in the United States, the majority of our current revenues are in Chinese currency. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

9. If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

     At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

~ 10 ~

10. The Chinese government could change its policies toward private enterprises, which could adversely affect our business.

     Our business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may alter them to our detriment from time to time. Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investment in China.

11. The economic, political and social conditions in China could affect our business.

     All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy could adversely affect our business operations, results of operations and/or financial condition.

12. The significant but uneven growth in the economy of China in the past 20 years could have an adverse effect on our business and results of operations.

     The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us.

13. Government control of currency conversion and future movements in exchange rates may adversely affect the Company’s operations and financial results.

     We will receive substantially all of our revenues in Renminbi, the currency of China. A portion of such revenues will be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions under our capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures. The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency.

~ 11 ~

Although the exchange rate of the Renminbi to the U.S. dollar has been stable since January 1, 1994, and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. The Renminbi could devalue against the U.S. dollar. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which our earnings and obligations are denominated. In particular, a devaluation of the Renminbi is likely to increase the portion of our cash flow required to satisfy our foreign currency-denominated obligations.

14. Because the Chinese legal system is not fully developed, our legal protections may be limited.

     The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court. Although the Chinese government introduced new laws and regulations to modernize its business, securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law. Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations. Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive.

15. It may be difficult to serve us with legal process or enforce judgments against our management or us.

     All of our assets are located in China. In addition, all of our officers, and all but two of our directors, are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.

Investment risks:

16. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

~ 12 ~

17. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

18. Because we may issue additional shares of common stock in public offerings or private placements, your ownership interest in us may be diluted.

     Because in the future we may issue shares of common stock to pay for services, to pay for equipment, or to raise money for our operations, your ownership interest may be diluted which results in your percentage of ownership in us decreasing.

19. Because of intense competition for telecommunication services in China, our ability to significantly complete our business plan may not materialize.

     Because of competition in China for telecommunication services, we may not be able to significantly penetrate the marketplace with out services to enable us to meet objectives of our business plan. Our failure to do so will adversely affect our market capitalization and, therefore, the price of our shares.

20. Because our Founder and Chairman, Matthew Mecke, is our only employee at this time, any change in his status with our Company will negatively affect both the operations of our Company as well as our ability to secure funding in the future.

     Because Matthew Mecke is our sole employee, any change in his involvement with our Company may negatively affect our operations and our ability to execute our business plan. This may affect the value of shares in our Company.

21. Because our operations involve the provision of telecommunication services in China which are subject to Chinese regulations related to telecommunications, any change of Chinese telecommunications regulations may adversely affect our business.

     Our operations involve the provision of telecommunication services in China which exposes us to risks, such as changes in Chinese telecommunication regulations. These changes in Chinese telecommunications regulations may have a material adverse effect on our operations or on our business, results of operations and financial condition.

~ 13 ~

ITEM 2.      PROPERTIES

     We do not own any property.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

     There are 86 holders of record for our common stock as of December 31, 2006.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale.

     Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

~ 14 ~

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Transfer agent

     Our Transfer Agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

ITEM 6.      PLAN OF OPERATIONS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a development stage Company and have not yet generated or realized any revenues from our current business operations.

     We are not going to buy or sell any plant or significant equipment during the next twelve months.

     We will not be conducting any product research or development. Further we do not expect significant changes in the number of employees other than possibly hiring one or two translators.

     Our specific goal is to promote Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con’s fiber optic backbone services to foreign telecommunications carriers and corporate users. complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

~ 15 ~

1.	We intend to promote and sell Sino-Con Telecomm Group., Ltd’s fiber optic backbone services to foreign telecommunications carriers and corporate users. We intend to do this by completing an exclusive services agreement with Sino Con Telecomm Group as soon as is practicable and to determine the demand for such services by international companies and telecom carriers and to market these services directly to such companies and carriers.

2.	Once clients have been secured, we intend to hire at least 5 full time employees.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group., Ltd. and use Sino-Con’s fiber optic backbone services.

Critical Accounting Policies and Estimates

     We did not generate revenues from operations in 2006 and have generated nominal revenue from operations in 2005. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

Revenue Recognition

     The Company did not generate any revenue in 2006. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Stock Based Compensation

     Common stock issued in exchange for services rendered by management is recognized as compensation expense.

     Common stock issued is based on a negotiated value, which is intended to represent the fair value of the related services and term of service.

~ 16 ~

     For the year ended December 31, 2006, the Company granted a total of 1,850,000 stock options to consultants, of which, 1,650,000 options are without a stated exercise price, the exercise price will equal to the opening price of the Company’s stock on its’ first day of public trading. These options vest 2006 through, 2008. The Company has not yet recognized related stock based compensation relating to these stock options since the exercise price could not be determined. The balance of 200,000 shares was granted at an exercise price of $0.25 in June 2006, equal to the private placement share price in January 2006. The Company did not recognize any stock based compensation relating to these stock options since the Company concluded that the intrinsic value of these options was zero considering the exercise price of these options equal were to the fair value of the Company’s share price as determined by the private placement issuance.

Liquidity and Capital Resources

     In 2005 and 2006, we completed five private placements of securities and raised net proceeds of $334,980. We have spent all of the cash on administrative and ongoing operational expenses.

     As of the date of this report, we have initiated operations, but have not generated any revenues.

     As of December 31, 2006, our total assets were $5,105 and our total liabilities were $379,047. As of December 31, 2006, we have $5 in cash.

     We are a development stage company and management has devoted most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. We had a net loss of $673,255 for the year ended December 31, 2006 and had a working capital deficit of $373,942, and a stockholders’ deficit of $373,942 at December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter include raising of additional equity financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

     We have no revenues in 2006 compared to $60 in 2005.

Recent Accounting Pronouncements

     Effective January 1, 2006 the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

~ 17 ~

This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires an entity to measure the cost for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company did not have any stock based compensation prior to the adoption of SFAS No. 123(R) on January 1, 2006.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, financial position, or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not expect that election, if any, of this fair-value option will have a material impact on the results or operations or consolidated financial position.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN. 48 will have on its consolidated results of operations, financial position, or cash flows.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements, when they are identified, should be considered in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. No adjustment was required to beginning retained earnings as a result of the adoption of SAB 108.

~ 18 ~

PART III

ITEM 7.      FINANCIAL STATEMENTS.

Sino Fibre Communications, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)

Financial Statements

Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Deficiency	F-4-F-5

Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-F-14

~ 19 ~

WEINBERG & COMANY, P.A.

 CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Sino Fibre Communications, Inc.

We have audited the accompanying balance sheets of Sino Fibre Communications Inc., a development stage company, (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from August 19, 1999 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Fibre Communications, Inc., a development stage company, as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from August 19, 1999 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $673,255 and a negative cash flow from operations of $345,774 for the year ended December 31, 2006 and a working capital deficiency of $373,942 and a shareholders’ deficiency of $373,942 at December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
Weinberg & Company, P.A.
Boca Raton, Florida

June 13, 2007

6100 Glades Road * Suite 314 Boca Raton, Florida 33434 Telephone: 561.487.5765 Facsimile: 561.487.5766	1925 Century Park Ease * Suite 1120 Los Angeles, California 90067 Telephone: 310.601.2200 Facsimile: 310.601.2201 www.cpaweinberg.com	Room 2707, 27F Shui On Centre * 6-8 Harbour Raod Wanchai, Hong Kong, P.R.C. Telephone: 852-2780-7231 Facsimile: 852-2780-8717

~ 20 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2006	2005

Assets
Current:
Cash	$5	$799
Restricted cash	-	10,000
Accounts receivable	-	60
Prepaid expenses	5,100	-

Total Current Assets	5,105	10,859

Total Assets	$5,105	$10,859

Liabilities
Current:
Accrued liabilities	$150,684	$17,044
Due to related parties	140,863	30,482
Common stock to be issued for consulting services rendered	87,500	-

Total Current Liabilities	379,047	47,526

COMMITMENTS

Stockholders’ Deficiency

Common Share, $0.001 par value; 25,000,000 shares authorized;
16,481,400 and 15,101,400 common shares issued and outstanding,
at December 31 2006 and 2005, respectively	16,481	15,101
Common stock to be issued	-	1,080
Additional paid-in capital	380,843	305,163
Stock subscriptions receivable	-	(260,000)
Deficit accumulated during the development stage	(771,266)	(98,011)
Total Stockholders’ Deficiency	(373,942)	(36,667)

Total Liabilities and Stockholders’ Deficiency	$5,105	$10,859

See accompanying notes to the financial statements.

~ 21 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Statements of Operations

	For The	For The	For The Period From
	Year	Year	August 19, 1999
	Ended	Ended	(Inception ) Through
December 31,		December 31,	December 31,
	2006	2005	2006

Revenue	$-	$60	$60

Operating expenses

General and administrative	53,132	6,405	64,351
Management fees	114,000	-	120,500
Professional fees	160,480	24,550	202,430
Consulting	345,999	12,667	378,499

Total operating expenses	673,611	43,622	765,780

Loss from operations	(673,611)	(43,562)	(765,720)

Interest and other income (expense), net	356	(327)	29
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(673,255)	(43,889)	(766,691)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(673,255)	$(43,889)	$(771,266)

Weighted average number
of shares outstanding – basic and diluted	16,178,934	15,101,000
Net loss per share -
basic and diluted	$(0.04)	$(0.00)

See accompanying notes to the financial statements.

~ 22 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the Period From August 19, 1999 (Inception) Through December 31, 2006

								Deficit
								Accumulated
			Common Stock		Additional	Stock		During the
	Common Stock		to be issued		Paid-in	Subscriptions Deferred		Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Balance – August 19, 1999 (Inception)	–	$–	– $	–	$–	$–	$–	$ –	$ –
Stock issued in August 1999 for organizational expenses at
$0.001 per share	2,500,000	2,500	–	–	–	–	–	–	2,500
Organizational expenses incurred by a director on behalf of
The Company		–	–	–	75	–	–	–	75
Stock issued in August 1999 for “The Biocatalyst License”
at a fair value of $0.001 per share	2,000,000	2,000	–	–	–	–	–	–	2,000
Net loss	–	–	–	–	–	–	–	(4,575)	(4,575)
Balance – December 31, 1999	4,500,000	4,500	–	–	75	–	–	(4,575)	–
Net loss		–	–	–	–	–	–	–	–
Balance – December 31, 2000	4,500,000	4,500	–	–	75	–	–	(4,575)	–
Net loss		–	–	–	–	–	–	(4,610)	(4,610)
Balance – December 31, 2001	4,500,000	4,500	–	–	75	–	–	(9,185)	(4,610)
Stock issued in January 2002 for expenses at $0.001 per
Share	4,610,000	4,610	–	–	–	–	–	–	4,610
Stock issued in July 2002 for debt settlement at $0.001 per
Share	500,000	500	–	–	–	–	–	–	500
Donated rent		–	–	–	500	–	–	–	500
Net loss		–	–	–	–	–	–	(525)	(525)
Balance – December 31, 2002	9,610,000	9,610	–	–	575	–	–	(9,710)	475
Stock issued in January and June 2003 for expenses at
$0.001 per share	3,859,000	3,859	–	–	–	–	–	–	3,859
Donated rent	–	–	–	–	500	–	–	–	500
Net loss	–	–	–	–	–	–	–	(5,644)	(5,644)
Balance – December 31, 2003	13,469,000	13,469	–	–	1,075	–	–	(15,354)	(810)
Stock issued in January, July, and August 2004 for expenses
at $0.01 per share	416,000	416	–	–	3,744	–	–	–	4,160
Stock issued in September 2004 for expenses at $0.10 per
Share	5,000	5	–	–	495	–	–	–	500
Stock issued in July 2004 for cash at $0.01 per share	1,000,000	1,000	–	–	9,000	–	–	-	10,000
Stock issued in September and December 2004 for cash at
$0.10 per share	200,100	200	–	–	19,810	–	–	–	20,010
Donated rent	–	–	–	–	500	–	–	–	500
Deferred compensation	–	–	–	–	–	–	(167)	–	(167)
Net loss	–	–	–	–	–	–	–	(38,768)	(38,768)
Balance – December 31, 2004	15,090,100	15,090	–	–	34,624	–	(167)	(54,122)	(4,575)

See accompanying notes to the financial statements.

~ 23 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the Period From August 19, 1999 (Inception) Through December 31, 2006

									Deficit
									Accumulated
			Common Stock			Stock			During the
	Common Stock		to be Issued		Additional Paid-in Subscriptions		Deferred		Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation		Stage	Total

Stock issued in January and March
2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–		$–	$–	$1,130
Stock subscriptions received in cash in
November 2004	–	–	40,000	40	9,960	–		–	–	10,000
Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)		–	–	–
Donated rent	–	–	–	–	500	–		–	–	500
Deferred compensation	–	–	–	–	–	–		167	–	167
Net loss	–	–	–	–	–	–		–	(43,889)	(43,889)
Balance – December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)		$–	$(98,011)	$(36,667)
Stock issued in March 2006 for cash at
$0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000		–	–	334,980
Donated accounting fee	-	–	–	–	1,000	–		–	–	1,000
Net loss	–	–	–	–	–	–		–	(673,255)	(673,255)
Balance – December 31, 2006	16,481,400	$16,481	–	$–	$380,843	$–		$–	$(771,266)	$(373,942)

See accompanying notes to the financial statements.

~ 24 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the	For the	For the Period From
	Year	Year	August 19, 1999
	Ended	Ended	(Inception) Through
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(673,255)	$(43,889)	$(771,266)
Adjustments to reconcile net loss to net cash used in
operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	87,500	-	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	60	-	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	1,000	500	3,000
Expense settled with issuance of common stock	-	167	11,319
Changes in operating assets and liabilities:
Due to related parties	110,381	-	110,381
Accounts receivable	-	(60)	(60)
Prepaid expenses	(5,100)	750	(5,100)
Accrued liabilities	133,640	12,294	150,684
Net cash used in operating activities	(345,774)	(30,238)	(407,907)

Cash Flows From Financing Activities
Restricted cash	10,000	-	10,000
Borrowing from related parties	-	27,482	31,792
Proceeds from issuance of common shares	334,980	1,130	366,120
Net cash provided by financing activities	344,980	28,612	407,912

Net (decrease) in cash	(794)	(1,626)	5
Cash, beginning of year	799	2,425	-
Cash, end of year	$5	$799	$5

Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001
per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001 per
share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period	-	-	1,810
expenses
Restricted cash received for stock subscriptions and
held in escrow	-	10,000	10,000

See accompanying notes to the financial statements.

~ 25 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

1. Organization, Development Stage and Going Concern

Sino Fibre Communications, Inc. (the Company) was incorporated in the State of Nevada, U.S.A. on August 19, 1999 under the name Pacific Rim Solutions Inc. On January 30, 2006, the Company changed its name to Sino Fibre Communications Inc. The Company acquired a license in 1999 to market and distribute an oxygen enriched water product called “Biocatalyst” in the province of British Columbia, Canada (see Note 3). However, due to a dispute with the original license holder, the Company decided to discontinue all operations related to the Biocatalyst license at the end of 1999.

As a replacement for the Biocatalyst license, on February 14, 2000 the Company was granted a license to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products to customers in the State of Missouri. The Company wrote off its interest in this license and its principal business became the sale of vitamins and related products through an online Internet website, which commenced operations in October 2004. In 2006 the Company discontinued the sale of health products when it entered the telecommunications business.

On January 5, 2006, the Company changed its principal business to that of a broadband carrier to provide services to the wholesale carrier and service provider segments of the broadband market. The Company plans to operate an optical fibre network in China and would provide domestic and international backbone transmission and data network services such as synchronous digital hierarchy, internet protocol wholesale, managed bandwidth and leased lines to other network operators, wholesale carriers and web-centric service providers.

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $673,255 and negative cash flows from operations of $345,774 for the year ended December 31, 2006 and had a working capital deficit of $373,942, and a stockholders’ deficiency of $373,942 at December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2007. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

~ 26 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies

Restricted Cash

     The Company had restricted cash of $10,000 at December 31, 2005. These funds were received from the Company’s investor through a private placement and were held in escrow by the Company’s attorney.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped or services are rendered, and collectibility is reasonably assured. The Company receives revenue consisting of commissions on all sales made through the Company’s website. The commission revenue is recognized in the period the sales have occurred.

Prepaid Expenses

     In 2006, the Company made payments to consultants for services totaling $179,018, of which, $173,918 was expensed for the year ended December 31, 2006 and $5,100 was recorded as prepaid expenses. (Note 4(c) and Note 7(c))

Management Fees – Related Party

     In 2006 the Company incurred management fees of $114,000 (2005:Nil) payable to the Chairman of the Company. (Note 4 (b))

Stock Based Compensation

     Common stock issued in exchange for services rendered by management is recognized as compensation expense.

     Common stock issued is based on a negotiated value, which is intended to represent the fair value of the related services and term of service.

     For the year ended December 31, 2006, the Company granted a total of 1,850,000 stock options to consultants, of which, 1,650,000 options are without a stated exercise price, the exercise price will equal to the opening price of the Company’s stock on its’ first day of public trading. These options vest 2006 through, 2008. The Company has not yet recognized related stock based compensation relating to these stock options since the exercise price could not be determined. The balance of 200,000 shares was granted at an exercise price of $0.25 in June 2006, equal to the private placement share price in January 2006. The Company did not recognize any stock based compensation relating to these stock options since the Company concluded that the intrinsic value of these options was zero considering the exercise price of these options equal were to the fair value of the Company’s share price as determined by the private placement issuance.

~ 27 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

Loss Per Share

     Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. Diluted loss per share does not include potentially dilutive common share equivalents of 350,000 at December 31, 2006, because the result would be anti-dilutive.

Financial Instruments

     The carrying value of cash, restricted cash, accounts receivable, accrued liabilities, amounts due to related parties and common stock to be issued for consulting services approximate their fair value due to the relatively short maturity of these instruments.

Income Tax

     The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2006, any available deferred tax asset arising from the Company’s net operating loss carry forwards has been eliminated by a full valuation allowance.

Recent Accounting Pronouncements

     Effective January 1, 2006 the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (hereinafter “SFAS No. 123 (R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires an entity to measure the cost for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company did not have any stock based compensation prior to the adoption of SFAS No. 123(R) on January 1, 2006.

~ 28 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

2. Summary of Significant Accounting Policies (continued)

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, financial position, or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not expect that election, if any, of this fair-value option will have a material impact on the results or operations or consolidated financial position.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated results of operations, financial position, or cash flows.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements, when they are identified, should be considered in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. No adjustment was required to beginning retained earnings as a result of the adoption of SAB 108.

~ 29 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

3.         Licenses

a)	On August 21, 1999, the Company acquired a license to market and distribute an oxygen enriched water product called Biocatalyst in the province of British Columbia, Canada for 2,000,000 shares of common stock having a fair value of $2,000. The Company’s right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,333 was written-off to operations in previous years. The Company and its shareholder have the right to sue for breach of contract; however, management decided that it was not in the best interest of the Company to commence a lawsuit. This license was cancelled and all financial obligations pursuant to the license agreement were extinguished.

b)	The original Grantor of the Biocatalyst license granted to the Company a replacement for the above license, at no additional cost to the Company, a license from Vitamineralherb.com Corp. (the “Grantor”) to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor’s website. The Company planned to market and sell these products via the Internet to customers in the State of Missouri. The license for Missouri was granted on February 14, 2000 for an initial term of three years and could be automatically renewed unless the Company or the Grantor provided notice of non-renewal. The Company was required to pay an annual license fee of $500 for maintenance of the Grantor’s website commencing on the anniversary date. The Company paid the first annual license fee on February 14, 2001, but subsequently the Company determined the license had negligible value and the Grantor’s marketing plan was not viable. As a result, the Company terminated the license and has not paid any fees for any subsequent year.

4.        Related Party Transactions

a)	As of December 2006, the Company owes $140,863 to related parties including $125,863 to the Chairman and $15,000 to the Chief Financial Officer of the Company.

b)	During the year ended December 31, 2006, the Company paid a total of $114,000 in expense reimbursements as well as salary and other compensation to the Chairman of the Company. During the same period the Company Chairman loaned $11,863 to the Company. As of December 31, 2006, the Company owed the Chairman $125,863 as expense reimbursements and unpaid salary. See Note 1.

c)	In January 2006, the Company signed consulting agreements with former Directors of the Company for consulting services. These agreements are for $92,018 and $37,000 respectively, and were fully paid in 2006. Both agreements are for 12 months. A total of $125,837 was expensed for the year ended December 31, 2006. The balance of $3,181 was recognized as prepaid expenses at December 31, 2006..

d)	At December 31, 2005, the Company received cash advances from its former President and from a former director totalling $14,870 and $6,112 respectively. As of December 31, 2006, the Company repaid all the outstanding amounts to the former Directors except owing the former President $1,000 as expense reimbursement.

e)	At December 31, 2005, the Company owed its former President $503 for expense reimbursements. The amount is unsecured and non interest-bearing.

~ 30 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

4.        Related Party Transactions (continued)

f)	During the years ended December 31, 2002 through 2005, the Company’s President donated office space, which the Company charged to operations at $500 per year.

g)	During the year ended December 31, 2004, the Company issued 1,000,000 common shares at $0.01 per share and 100,000 common shares at $0.10 per share for cash proceeds of $10,000 with a private company whose president became a former director of the Company.

h)	During the years ended December 31, 2004, 2003, 2002 and prior years, management fees and related expenses of $1,850, $1,310, $1,859 and $4,610, respectively, were charged to operations pursuant to an executive services agreement with the Company’s former President. The Company issued common shares totalling 316,000 at $0.01 per share and 1,859,000 and 4,610,000 at $0.001 per share during 2004, 2003, and 2002, respectively, to settle the related payable balances.

i)	The Biocatalyst License referred to in Note 3(a) was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer and former director of the Company for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor’s cost of such license (see Note 5).

These shares were paid evenly to the ten partners. The replacement license for Vitamineralherb was also owned by the same partnership.

5.       Common Stock

  Certain common stock transactions are also described in Notes 3(a) and 4. Other transactions are described below.

  On March 28, 2006, the Company issued 1,380,000 shares of common stock at a price of $0.25 per share for net cash proceeds of $334,980. (Note 6)

  During the years ended December 31, 2005 and 2004, the Company issued common shares totalling 11,300 and 100,100, respectively at $0.10 per share. (Note 4.(g))

  In September 2004, the Company established a stock option plan (“the Plan”) for issuance of up to 2,000,000 common shares of the Company. The Plan authorizes the Company’s Board of Directors to issue stock options pursuant to the requirements of the Plan to certain key individuals.

  During September 2004, the Company issued 5,000 common shares at $0.10 per share to a consultant for services related to website development and maintenance.

  During August 2004, the Company agreed to pay $3,000 per month in cash and issue a total of 100,000 common shares at $0.01 per share for consulting services for a term of six months, resulting in charges to operations of $3,167 and $15,833 during the years ended December 31, 2005 and 2004, respectively.

During June 2003, the Company issued 2,000,000 common shares at $0.001 per share to a consultant in settlement of consulting fees of $2,000.

~ 31 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

5.	Common Stock (continued)

During August 1999, the Company initially issued 1,250,000 common shares at $0.001 per share to each of two individuals in payment of organizational expenses.

6.	Private Placement

During November and December 2005 and January 2006, the Company received stock subscriptions for 40,000, 1,040,000, and 300,000 common shares totalling $10,000, $260,000, and $75,000 respectively, via a private placement of the Company's shares. As of December 31, 2005, the Company received cash totalling $10,000 of this amount which was held in escrow by the Company’s attorney. The remainder was received in cash by the Company’s attorney in January 2006. There were five subscribers and 1,380,000 shares were issued at $0.25 per share to the placement subscribers on March 22, 2006 (see Note 5).

7.	Commitments

a)	In January 2006, the Company entered into agreements with three consultants. The first agreement is for services related to telecommunication industry strategic planning. It provides for cash payments of $3,000 per month for twelve months and is renewable upon mutual consent. This agreement also grants 900,000 stock options at an exercise price equal to the opening price of the Company’s stock on its’ first day of public trading. These options vest at the rate of 300,000 per year in January 2006, 2007, and 2008. Since the exercise price of the stock options could not be determined, the Company has not yet recognized the stock based compensation relating to the stock options.

b)	The second agreement is for services related to financial planning and advisory. It provides for cash payments of $3,333 per month for three months and is renewable upon mutual consent. This agreement grants 50,000 stock options at an exercise price equal to the opening price of the Company’s stock on its’ first day of public trading.

Since the exercise price of the stock options could not be determined, the Company has not yet recognized the stock based compensation relating to the stock option.

c)	The third agreement is for business development services. It provides for an annual cash compensation of $50,000 for twelve months, such amount was prepaid, of which, $48,081 has been expensed for the year ended December 31, 2006 and the balance of $1,919 is included in prepaid expenses. It is being amortized on a straight line basis over twelve months. This agreement also grants 300,000 shares of the Company’s common stock as compensation valued at $0.25 per share based on the value of private placement in 2006 (See Note 6). As of December 31, 2006, the Company accrued $75,000 as common stock to be issued for consulting services relating to these shares.

d)	In June 2006, the Company entered into an agreement with a consultant for financial advisory services. The agreement provides for cash payment of $2,500 per month for twelve months and is renewable upon mutual consent. This agreement also grants 50,000 shares of the Company’s common shares valued at $0.25 per share based on the private placement in 2006 and 200,000 stock options at an exercise price of $0.25 equal to the private placement share price in January 2006. These options will be vested on March 31, 2007. The Company did not recognized any stock based compensation relating to the stock options since the Company concluded that the intrinsic value of these options was zero considering the exercise price of these options equal were to the fair

~ 32 ~

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

7.	Commitments (continued)

value of the Company share price as determined by the private placement issuance. As of December 31, 2006, the Company accrued $12,500 as common stock to be issued for consulting services relating to the shares and has not issued any shares to the consultant.

e)	In August 2006, the Company entered into an agreement with a consultant for business development services. The agreement provides for cash payment of $3,000 per month for twelve months and is renewable upon mutual consent. This agreement also grants 400,000 stock options at an exercise price of the Company’s stock on its first day of public trading. These options vest at the rate of 200,000 per year in August 2007 and 2008. Since the exercise price of the stock options could not be determined, the Company has not yet recognized the stock based compensation relating to the stock options.

f)	In December 2006, the Company entered into an agreement with a consultant for business development and strategic planning. The agreement grants 300,000 stock options at an exercise price of the Company’s stock on its first day of public trading. These options vest at the rate of 150,000 per year in January 2007 and 2008. Since the exercise price of the stock options could not be determined, the Company has not yet recognized the stock based compensation relating to the stock options.

g)	In 2006, the Company entered into lease agreements for a shared office space in the U.S. and Hong Kong for a total commitment of $300.

8.	Subsequent Events

In the first quarter of 2007, the Company entered into agreements with four consultants for services related to financial advisory, administrative, management, business development and strategic planning. The agreements provide for cash payment total of $13,410 per month for twelve months and are renewable upon mutual consent. These agreements also grant total of 1,150,000 stock options at an exercise price of $0.25 which will also be modified based on the Company’s stock price on its first day of public trading. These options vest in one to three years.

In the first quarter of 2007, the Company amended its agreement with the Chief Financial Officer. The agreement changes monthly compensation to $1,250. The exercise price of $0.25 for 200,000 options granted in June 2006 will also be determined by the Company’s stock on its first day of public trading. These options vest in March 2007.

In April 2007 the Company closed a private placement to obtain financing of $50,000 at $0.35 per share from an existing shareholder for 142,857 common shares with warrants to purchase 571,428 shares, The warrants are exercisable over the coming 3 years. The exercise price for 285,714 warrants is $0.60 per share and the exercise price for another 285,714 warrants is $0.75 per share.

~ 33 ~

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to December 31, 2006, included in this report have been audited by Weinberg & Company, P.A., of 6100 Glades Road, Boca Raton, Florida 33434, Tel: (561) 487-5765, as set forth in their report included in our public offering. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The names, addresses, ages and positions of our present officers and directors is set forth below:

Name and Address	Age	Position Held
Matthew Mecke	37	president, principal executive officer and chairman of the
		board of directors
Daniel McKinney	46	member of the board of directors
Samuel Chan	59	secretary, treasurer and a member of the board of
		directors
Glenn Henricksen	47	principal financial officer, principal accounting officer

~ 34 ~

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since January 2006, Mr. Mecke has been our president, principal executive officer and chairman of board of directors. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and CEO of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as senior vice president, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing.

     Since January 2006, Mr. McKinney has been a member of board of directors. Prior to joining us, Mr. McKinney founded Asia Properties, Inc. in August 1999. From March 1981 until August 1999, Mr. McKinney established McKinney International, a Hong Kong based company engaged in cutting gemstones & supplying world markets. From January 1982-84 he founded the Hong Kong Gem & Jewelry show. From April 1984 to 1987 he worked to establish Wynmere Ltd., Thailand, a direct selling jewelry company with its manufacturing in Bangkok and gemstone sourcing in Hong Kong In 1989, he established Coldway Ltd., an investment banking firm. In 1994, Mr. McKinney founded Cement Services, Ltd., a construction company, based in Bangkok. In April 1998 he founded Asia Properties, Inc. a Bangkok based public real estate company. From 1999-2001 Mr. Mckinney served as a board member of Sunflower (USA) Ltd., a public company with a large industrial facility in China manufacturing copper pipes. From August 2004 to January 2006, Mr. McKinney served as a Director of Savoy Resources Corp, a publicly traded mining company. Mr. McKinney graduated from Hong Kong International School in 1979 and studied Chemistry and Biology at Houston Baptist University from 1979 to 1981. Mr. McKinney speaks Cantonese, Thai, and some Portuguese.

     Since January 2006, Mr. Chan has been our secretary, treasurer and a member of our board of directors. Since May 2005, Mr. Chan has served as CEO of American Unicheer Group, an information technology start-up company focusing on smart card technology which is used for online financial and secured authentication. In 1995 Mr. Chan co-founded Trade Easy, now a publicly traded company in Hong Kong which engages in the business of providing trade services for Hong Kong and Chinese manufacturers both online and offline.

     Since June 2006, Mr. Henricksen has been our principal financial officer, principal accounting officer and a member of the board of directors. Mr. Henricksen was responsible for developing and building the African Development Bank’s fixed rate bond investment department and designed and implemented treasury investment and risk management tools in the company’s offices in Abidjan, Ivory Coast, Africa from September 2000 to August 2002. He also spent three years with investment dealer Bear Stearns from June 1997 to June 2000. In addition to regional responsibilities, Mr. Henricksen also was responsible for several global trading books, including corporate bonds, convertibles and structured products Prior to that Mr. Henricksen was a principal with BlackRock Financial Management from November 1992 to February 1997 where he was the portfolio manager responsible for the firm’s US$10 billion in corporate bond investments. Prior to BlackRock, Mr.

~ 35 ~

Henricksen worked in the investment department of New York Life from June 1988 to November 1992 where he was portfolio manager responsible for a wide variety of investments including asset-backed, high-grade corporate, high-yield, mortgages, CMO’s and private placements. He started New York Life’s first emerging markets investment unit where he undertook initial sector research, was granted investment authority, hired staff and managed the portfolios. Mr. Henricksen, 47, graduated cum laude from the State University of New York at Buffalo with a BS/MBA in Finance in September 1982.

Conflicts of Interest

    There are no potential conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

~ 36 ~

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

~ 37 ~

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last three fiscal years ending December 31. for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Matthew Mecke	2006	114,000	0	0	0	0	0	0	114,000
President & Principal	2005	0	0	0	0	0	0	0	0
Executive Officer	2004	0	0	0	0	0	0	0	0

Glenn Henricksen	2006	16,750	0	12,500	0	0	0	0	29,250
Principal Accounting	2005	0	0	0	0	0	0	0	0
Officer and Principal	2004	0	0	0	0	0	0	0	0
Financial Officer

     We do not anticipate paying any salaries in 2007. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards Awards		Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Matthew Mecke	2006	114,000	0	0	0	0	0	114,000

Daniel McKinney	2006	0	0	0	0	0	0	0

Samuel Chan	2006	0	0	0	0	0	0	0

~ 38 ~

Option/SAR Issuance

     We do not have an Employee Stock Option Plan at this time. We have not authorized or issued any stock options for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership
Matthew Mecke [1]	230,027	1.40%
39th Floor, One Exchange Square
8 Connaught Place
Central, Hong Kong

Daniel McKinney [1]	1,500,000	9.10%
F-15-68 Mar Vista
#1 Batu Gerringhi
Penang, 11100 Malaysia

Samuel Chan [1]	0	0%
1900 Pepper Street

~ 39 ~

Suite #12
Alhambra, CA 91801

Glenn Henricksen [1]	50,000	0.030%
30 Stubbs Road, Hanae Villa, Happy Valley,
Hong Kong

All Officers and Directors as a	1,780,027	10.80%
Group (4 persons)

China Wave Limited	1,370,787	8.32%
24 De Castro Street
Wickhams Cay I
Road Town, Tortola

James Lin	3,461,582	21.00%
125 North Deheny Drive
Beverly Hills, CA
Moon Gate Ltd.	945,787	5.74%
Akara Bldg
24 De Castro Street
Wickhams Cay I
Road Town, Tortola

Gao Guanngyn	1,370,787	8.32%
#5 Shang Di Dong Road
Beijing, China 1000085

Kellwood Group	1,406,940	8.54%
116 Sea Meadow House
Tortola, BVI
Feng Hai Qin	1,384,633	8.40%
Room 803, Building B, Jing Meng Hi Tech Plaza
#5 Shang Di Dong Road
Beijing, China 1000085
Greater Asia Capital Limited	1,420,787	8.62%
901B, Kinwick Center
32 Hollywood Road, Central, Hong Kong

Mastermind Group, Inc.	1,000,000	6.07%
P. O. Box 470271
Tulsa, Oklahoma 74147

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Mecke is the only “promoter” of our company.

Future Sales by Existing Stockholders

     A total of 16,481,400 shares of common stock are issued and outstanding. Of the 16,481,400 shares outstanding, 15,865,000 are restricted securities as defined in Rule 144 of the Securities Act of 1933. Of the 15,865,000 restricted shares outstanding, 2,875,000 shares are being offered for sale by the selling shareholders in our public offering.

~ 40 ~

     Shares purchased in our public offering, which will be immediately resalable without restriction of any kind.

Changes in Control

     There are no arrangements which may result in a change of control of Sino Fibre Communications, Inc. There are no known persons that may assume control of us after the offering.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

4.	Related Party Transactions

a)	As of December 2006, the Company owes $140,863 to related parties including $125,863 to the Chairman and $15,000 to the Chief Financial Officer of the Company.

b)	During the year ended December 31, 2006, the Company paid a total of $114,000 in expense reimbursements as well as salary and other compensation to the Chairman of the Company. During the same period the Company Chairman loaned $11,863 to the Company. As of December 31, 2006, the Company owed the Chairman $125,863 as expense reimbursements and unpaid salary.

c)	In January 2006, the Company signed consulting agreements with former Directors of the Company for consulting services. These agreements are for $92,018 and $37,000 respectively, and were fully paid in 2006. Both agreements are for 12 months. A total of $125,837 was expensed for the year ended December 31, 2006. The balance of $3,181 was recognized as prepaid expenses as of December 31, 2006..

d)	At December 31, 2005, the Company received cash advances from its former President and from a former director totaling $14,870 and $6,112 respectively. As of December 31, 2006, the Company repaid all the outstanding amounts to the former Directors except owing the former President $1,000 as expense reimbursement.

e)	At December 31, 2005, the Company owed its former President $503 for expense reimbursements. The amount is unsecured and non interest-bearing.

f)	During the years ended December 31, 2002 through 2005, the Company’s President donated office space, which the Company charged to operations at $500 per year.

g)	During the year ended December 31, 2004, the Company issued 1,000,000 common shares at $0.01 per share and 100,000 common shares at $0.10 per share for cash proceeds of $10,000 with a private company whose president became a former director of the Company.

h)	During the years ended December 31, 2004, 2003, 2002 and prior years, management fees and related expenses of $1,850, $1,310, $1,859 and $4,610, respectively, were charged to operations pursuant to an executive services agreement with the Company’s former President. The Company issued common shares totaling 316,000 at $0.01 per share and 1,859,000 and 4,610,000 at $0.001 per share during 2004, 2003, and 2002, respectively, to settle the related payable balances.

i)	The Biocatalyst License referred to in Note 3(a) was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer and former director of the Company for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor’s cost of such license (see Note 5). These shares were paid evenly to the ten partners. The replacement license for Vitamineralherb was also owned by the same partnership.

~ 41 ~

PART IV

ITEM 13. EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-138561 on November 11, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Attorney at Law.
10.1	Memorandum of understanding with Sino-Con Telecomm Group., Ltd.
10.2	Memorandum of understanding with Trans Pacific Telecom Inc.
10.3	Consulting Agreement with Daniel Bouillet.
10.4	Consulting Agreement with Ye Lian Zhei.
10.5	Consulting Agreement with Eric Fore.
10.6	Consulting Agreement with Glenn Henricksen.
23.1	Consent of Weinberg & Company, P.A.
23.2	Consent of Conrad C. Lysiak.

     The following documents are included herein:

Exhibit No. Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

~ 42 ~

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-KSB and Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2006	$129,544	Weinberg & Company
2005	$-0-	Weinberg & Company

(2) Audit-Related Fees

     The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2006	$-0-	Weinberg & Company
2005	$-0-	Weinberg & Company

(3) Tax Fees

     The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$-0-	Weinberg & Company
2005	$-0-	Weinberg & Company

(4) All Other Fees

     The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$-0-	Weinberg & Company
2005	$-0-	Weinberg & Company

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

~ 43 ~

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on this 28th day of June, 2007.

SINO FIBRE COMMUNICATIONS, INC.

BY:   MATTHEW MECKE
         Matthew Mecke, President and Principal Executive
         Officer

BY:   GLENN HENRICKSEN
         Glenn Henricksen, Principal Financial Officer and
         Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MATTHEW MECKE	President, Principal Executive Officer and a	June 28, 2007
Matthew Mecke	member of the Board of Directors.

DANIEL MCKINNEY	Director.	June 28, 2007
Daniel McKinney

SAMUEL CHAN	Director.	June 28, 2007
Samuel Chan

~ 44 ~