Form 10QSB
period 2007-03-31
Sino Fibre Communications, Inc.
filed 2007-07-13
CIK 1380457

===============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-138561 SINO FIBRE COMMUNICATIONS, INC. (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

The Chrysler Building 405 Lexington Avenue, 26th Floor New York, New York 10174 (Address of principal executive offices)

(212) 907-6522
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The Registrant is a Shell company. Yes [  ] No [X]

As of May 15, 2007, the Company had 16,481,400 shares of common stock outstanding.

==============================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Sino Fibre Communications, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)

Condensed Financial Statements

Contents

Page

Condensed Balance Sheets	F-1

Condensed Statements of Operations (Unaudited)	F-2

Condensed Statements of Stockholders’ Deficiency (Unaudited)	F-3– F-4

Condensed Statements of Cash Flows (Unaudited)	F-5

Notes to the Condensed Financial Statements (Unaudited)	F-6 - F-11

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2007

	March 31	December 31
	2007	2006
	(Unaudited)
Assets
Current:
Cash	$23	$5
Prepaid expenses	-	5,100

Total Current Assets	23	5,105

Total Assets	$23	$5,105

Liabilities
Current:
Accrued liabilities	$203,735	$150,684
Due to related parties	189,980	140,863
Common stock to be issued for consulting services rendered	87,500	87,500
Total Current Liabilities	481,215	379,047

COMMITMENTS

Stockholders’ Deficiency
Common shares of $0.001 par value; 25,000,000 shares authorized;
16,481,400 shares issued and outstanding at March 31, 2007 and	16,481	16,481
December 31, 2006
Additional paid-in capital	408,796	380,843
Deficit accumulated during the development stage	(906,469)	(771,266)
Total Stockholders’ Deficiency	(481,192)	(373,942)

Total Liabilities and Stockholders’ Deficiency	$23	$5,105

See accompanying notes to the condensed financial statements.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For The Period From
	For The Three	For The Three	August 19, 1999
	Months Ended	Months Ended	(Inception) Through
	March 31, 2007	March 31, 2006	March 31, 2007
Revenue	$-	$-	$60
Operating expenses
General and administrative	3,950	32,452	68,301
Management fees	28,500	28,500	149,000
Professional fees	33,500	31,655	235,930
Consulting	69,253	133,041	447,752
Total operating expenses	135,203	225,648	900,983
Loss from operations	(135,203)	(225,648)	(900,923)
Other income	-	124	29
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)
Loss before discontinued operations	(135,203)	(225,524)	(901,894)
Loss from discontinued operations	-	-	(4,575)
Net loss	$(135,203)	$(225,524)	$(906,469)
Weighted average number
of shares outstanding – basic and diluted	16,481,400	15,254,733
Net loss per share
basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the condensed financial statements.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders’ Deficiency
(Unaudited)

								Deficit
								Accumulated
			Common Stock		Additional	Stock		During the
	Common Stock		To Be Issued		Paid-in	Subscriptions	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Balance – August 19, 1999 (Inception)	–	$–	-	$–	$–	$–	$–	$–	$–
Stock issued in August 1999 for
organizational expenses at $0.001 per
share	2,500,000	2,500	-	–	–	–	–	–	2,500
Organizational expenses incurred by a
director on behalf of the Company	–	–	-	–	75	–	–	–	75
Stock issued in August 1999 for “The
Biocatalyst License” at a fair value of
$0.001 per share	2,000,000	2,000	-	–	–	–	–	–	2,000
Net loss	–	–	-	–	–	–	–	(4,575)	(4,575)
Balance – December 31, 1999	4,500,000	4,500	-	–	75	–	–	(4,575)	–
Net loss	–	–	-	–	–	–	–	–	–
Balance – December 31, 2000	4,500,000	4,500	-	–	75	–	–	(4,575)	–
Net loss	–	–	-	–	–	–	–	(4,610)	(4,610)
Balance – December 31, 2001	4,500,000	4,500	-	–	75	–	–	(9,185)	(4,610)
Stock issued in January 2002 for
expenses
at $0.001 per share	4,610,000	4,610	-	–	–	–	–	–	4,610
Stock issued in July 2002 for debt
settlement at $0.001 per share	500,000	500	-	–	–	–	–	–	500
Donated rent	–	–	-	–	500	–	–	–	500
Net loss	–	–	-	–	–	–	–	(525)	(525)
Balance – December 31, 2002	9,610,000	9,610	-	–	575	–	–	(9,710)	475
Stock issued in January and June 2003
for
expenses at $0.001 per share	3,859,000	3,859	-	–	–	–	–	–	3,859
Donated rent	–	–	-	–	500	–	–	–	500
Net loss	–	–	-	–	–	–	–	(5,644)	(5,644)
Balance – December 31, 2003	13,469,000	13,469	-	–	1,075	–	–	(15,354)	(810)
Stock issued in January, July, and
August
2004 for expenses at $0.01 per share	416,000	416	-	–	3,744	–	–	–	4,160
Stock issued in September 2004 for
expenses at $0.10 per share	5,000	5	-	–	495	–	–	–	500
Stock issued in July 2004 for cash at
$0.01 per share	1,000,000	1,000	-	–	9,000	–	–	–	10,000
Stock issued in September and
December
2004 for cash at $0.10 per share	200,100	200	-	–	19,810	–	–	–	20,010
Donated rent	–	–	-	–	500	–	–	–	500
Deferred compensation	–	–	-	–	–	–	(167)	–	(167)
Net loss	–	–	-	–	–	–	–	(38,768)	(38,768)
Balance – December 31, 2004	15,090,100	$15,090	-	$–	$34,624	$–	$(167)	$(54,122)	$(4,575)

See accompanying notes to the condensed financial statements.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders’ Deficiency
(Unaudited)

								Deficit
								Accumulated
			Common Stock		Additional	Stock		During the
	Common Stock		To Be Issued		Paid-in	Subscriptions	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March
2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–	$–	$–	$1,130
Stock subscriptions received in cash in
November 2004	–	–	40,000	40	9,960	–	–	–	10,000
Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)	–	–	–
Donated rent	–	–	–	–	500	–	–	–	500
Deferred compensation	–	–	–	–	–	–	167	–	167
Net loss	–	–	–	–	–	–	–	(43,889)	(43,889)
Balance – December 31, 2005	15,101,400	15,101	1,080,000	1,080	305,163	(260,000)	–	(98,011)	(36,667)
Stock issued in March 2006 for cash at
$0.25 per share, net	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	–	–	334,980
Donated accounting fee	–	–	–	–	1,000	–	–	–	1,000
Net loss	–	–	–	–	–	–	–	(673,255)	(673,255)
Balance – December 31, 2006	16,481,400	$16,481	–	$–	$380,843	$–	$–	$(771,266)	$(373,942)
Stock compensation expense	–	–	–	–	27,953	–	–	–	27,953
Net loss	–	–	–	–	–	–	–	(135,203)	(135,203)
Balance – March 31, 2007 (Unaudited)	16,481,400	$16,481	–	$–	$408,796	$–	$–	$(906,469)	$(481,192)

See accompanying notes to the condensed financial statements.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
Three Months		Three Months	August 19, 1999 (Inception)
	Ended	Ended	Through
	March 31	March 31	March 31
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(135,203)	$(225,524)	$(906,469)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Discontinued operations	-	-	4,575
Stock based compensation expense	27,953	-	27,953
Common stock to be issued for consulting
services	-	75,000	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debt	-	60	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	1,000	3,000
Expense settled with issuance of common stock	-	-	11,319
Changes in operating assets and liabilities:
Accounts receivable	-	-	(60)
Due to related parties	49,117	(23,454)	159,498
Prepaid expenses	5,100	(139,976)	-
Accrued liabilities	53,051	4,513	203,735
Net cash provided by (used in) operating activities	18	(308,381)	(407,889)

Cash Flows From Financing Activities
Restricted cash	-	10,000	10,000
Common stock issued for cash, net	-	334,980	366,120
Borrowing from related parties	-	-	31,792
Net cash provided by financing activities	-	344,980	407,912

Net increase in cash	18	36,599	23
Cash, beginning of period	5	799	-
Cash, end of period	$23	$37,398	$23

Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001
per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001
per share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period
expenses	-	-	1,810
Restricted cash received for stock subscriptions and
held in escrow	-	-	10,000

See accompanying notes to the condensed financial statements.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2007
(Unaudited)
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

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $135,203 for the three months ended March 31, 2007 and had a working capital deficit of $481,192, and a stockholders’ deficiency of $481,192 at March 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter include raising of additional equity financing and additional activities discussed below. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2007
(Unaudited)
2. Summary of Significant Accounting Policies

Interim Condensed Financial Statements

The condensed financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of December 31, 2006 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

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

As of March 31, 2007, the Company granted a total of 3,000,000 stock options to consultants, of which, 1,700,000 stock options are without a stated exercise price. The exercise price will equal the opening price of the Company’s stock on its first day of public trading. These options vest 2006 through 2008. The Company has not yet recognized stock based compensation relating to these stock options since the exercise price could not be determined.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2007
(Unaudited)
Stock Based Compensation (Continued)

For the balance of 1,300,000 stock options, 200,000 options were granted in June 2006 and 1,100,000 options were granted in January and March 2007. All 1,300,000 options were granted at an exercise price of $0.25, which will also be modified based on the opening price of the Company’s stock on its first day of public trading. These options vest in one to three years. Considering that the industry comparisons for the China telecom bandwidth wholesale fiber sales and leasing industry are not publicly established, historical volatility of such industry index is not readily available, and therefore the fair value of the options could not be reasonably determined by the Black Scholes Pricing Model at the time of reporting. The Company has elected to use the intrinsic value method to value its options and in accordance with FASB123(R), the value of options using intrinsic value method would be revalued periodically.

As of March 31, 2007, the Company concluded that the fair value of its share was $0.35 per share based on its April 2007 private placement (see Note 6), and the intrinsic value for the 1,100,000 stock options granted in 2007 was $0.10 per option.

For the 200,000 options granted in 2006 with both the exercise price and the fair value of share at $0.25, the Company revalued the intrinsic value to $0.10 per option.

For the three months ended March 31, 2007 and 2006, the Company recognized stock based compensation expense, included in consulting expense in the accompanying condensed statements of operations of $27,953 and $-0-, respectively.

Loss Per Share

Company computes basic and diluted loss per share on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. Diluted loss per share does not include potentially dilutive common share equivalents of 1,300,000 at March 31, 2007, because the result would be anti-dilutive.

Financial Instruments

The carrying value of cash, prepaid expenses, accrued liabilities, and amounts due to related parties approximate their fair value due to the relatively short-term nature of these instruments.

Income Tax

Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of March 31, 2007, any available deferred tax asset arising from the Company’s net operating loss carry forwards has been eliminated by a full valuation allowance.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2007
(Unaudited)
Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and requires increased disclosures. At of the date of adoption and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company is required to file income tax return in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for years since 1999. During the periods open to examination, the Company has net operating loss (NOL) carry forwards for U.S. federal purposes that could have attributes from closed periods. Since these NOLs carry forwards may be utilized in future periods, they remain subject to examination. As of March 31, 2007, the Company was not aware of any pending income tax examinations by the U.S. federal tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or financial position.

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2007
(Unaudited)

3. Related Party Transactions

a)	In January 2007, the Company amended its agreement with the Company Chief Financial Officer to change the monthly compensation to $1,250. During the three months ended March 31, 2007, the Company incurred a total of $3,750 in salary and owes $18,750 to the Chief Financial Officer as of March 31, 2007.

b)	As of March 31, 2007, the Company owes $189,980 to related parties including $171,230 to the Company Chairman and $18,750 to the Chief Financial Officer of the Company.

c)	During the three months ended March 31, 2007, the Company paid a total of $28,500 in expenses reimbursement as well as salary and other compensation to the Chairman of the Company. During the same period the Chairman of the Company loaned $16,867 to the company.

4. Common Stock

On March 28, 2006, the Company issued 1,380,000 shares of common stock at a price of $0.25 per share for net cash proceeds of $334,980.

During the years ended December 31, 2005 and 2004, the Company issued common shares totalling 11,300 and 100,100, respectively at $0.10 per share

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

Sino Fibre Communication, Inc.
(Formerly Pacific Rim Solutions, Inc.)
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2007
(Unaudited)

5. Commitments

In the first quarter of 2007, the Company entered into agreements with four consultants for services related to financial advisory, administrative, management, business development and strategic planning. The agreements provide for cash payment total of $13,450 per month for twelve months and are renewable upon mutual consent. A total consulting expense of $23,450 was expensed for the three months ended March 31, 2007.

As of March 31, 2007, the Company granted a total of 3,000,000 stock options to consultants, of which, 1,700,000 stock options are without a stated exercise price. The exercise price will equal the opening price of the Company’s stock on its first day of public trading. These options vest 2006 through 2008. The Company has not yet recognized stock based compensation relating to these stock options since the exercise price could not be determined.

For the balance of 1,300,000 stock options granted at an exercise price of $0.25, which will also be modified based on the opening price of the Company’s stock on its first day of public trading. These options vest in one to three years. Considering that the industry comparisons for the China telecom bandwidth wholesale fiber sales and leasing industry are not publicly established, historical volatility of such industry index is not readily available, and therefore the fair value of the options could not be reasonably determined by the Black Scholes Pricing Model at the time of reporting. The Company has elected to use the intrinsic value method to value its options and in accordance with FASB123(R), the value of options using intrinsic value method would be revalued periodically.

As of March 31, 2007, the Company concluded that the fair value of its share was $0.35 per share based on its April 2007 private placement (see Note 6), and the intrinsic value for the stock options was $0.10 per option.

6. Subsequent Events

In April 2007, the Company closed a private placement to obtain financing of $50,000 at $0.35 per share from an existing shareholder for 142,857 common shares with warrants to purchase 571,428 shares, The warrants are exercisable over 3 years. The exercise price for 285,714 warrants is $0.60 per share and the exercise price for another 285,714 warrants is $0.75 per share.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

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

     Our specific goal is to promote Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con’s fiber optic backbone services to foreign telecommunications carriers and corporate users. Complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

1.	We intend to promote and sell Sino-Con Telecomm Group., Ltd.’s fiber optic backbone services to foreign telecommunications carriers and corporate users. We intend to do this by completing an exclusive services agreement with Sino Con Telecomm Group as soon as is practicable and to determine the demand for such services by International companies and Telecom Carriers and to market these services directly to such companies and Carriers.

2.	Once clients have been secured, we intend to hire at least 5 full time employees.

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

     To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group., Ltd., use Sino-Con’s fiber optic backbone services.

Liquidity and Capital Resources

      As of the date of this report, we have initiated operations, but have not generated any revenues.

      As of March 31, 2007, our total assets were $23 and our total liabilities were $481,215. As of March 31, 2007, we had cash of $23.

     We are a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. We had a net loss of $135,203 for the three months ended March 31, 2007 and had a working capital deficit of $481,192, and a stockholders’ deficit of $481,192 at March 31, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Our plans in regards to this matter include raising of additional equity financing. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

      We have not generated any revenues from our operations during the last two years.

     We incurred operating expenses of $135,203 for the three-month period ended March 31, 2007, as compared to $225,648 for the same period in 2006. The decrease of $90,445 is the result of consulting fees, general and administrative expenses with the decreased level of business development and activities.

Adoption of New Accounting Policy

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and requires increased disclosures. At the date of adoption and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

     The Company is required to file income tax return in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for years since 1999. During the periods open to examination, the Company has net operating loss (NOL) carry forwards for U.S. federal purposes that could have attributes from closed periods. Since these NOLs carry forwards may be utilized in future periods, they remain subject to examination. As of March 31, 2007, the Company was not aware of any pending income tax examinations by the U.S. federal tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

     In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or financial position.

ITEM 3.      CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.	Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph.

PART II. OTHER INFORMATION

ITEM 1.      EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of July, 2007.

SINO FIBRE COMMUNICATIONS, INC.
(Registrant)

BY: MATTHEW MECKE
Matthew Mecke
President and Principal Executive Officer

BY: GLENN HENRICKSEN
Glenn Henricksen
Principal Financial Officer and Principal Accounting
Officer