Form 10QSB
period 2007-06-30
Sino Fibre Communications, Inc.
filed 2007-08-20
CIK 1380457

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52709

SINO FIBRE COMMUNICATIONS, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

The Chrysler Building
405 Lexington Avenue, 26th Floor
New York, New York 10174(Address of principal executive offices)

(212) 907-6522
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

The Registrant is a Shell company. Yes [     ] No [ X ]

As of August 20, 2007, the Company had 16,481,400 shares of common stock outstanding.

=============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We are unable to obtain a review of the interim financial statements by an independent public accountant and accordingly no financial statements are included herewith. Upon obtaining such a review, this report will be amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Financial Results

This will be included in an amended report which will be filed upon the completion of the review of the Company's financial statements by its external auditors or an independent accounting firm.

Plan of Operation

We are a development stage Company and have not yet generated or realized any revenues from our current business operations.

We are not going to buy or sell any plant or significant equipment during the next twelve months. The initial cost for the design of our website was $2,000.

We will not be conducting any product research or development. Further we do not expect significant changes in the number of employees other than possibly hiring one or two translators.

Our specific goal is to promote Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con's fiber optic backbone services to foreign telecommunications carriers and corporate users. complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

1.

We intend to promote and sell Sino-Con Telecomm Group., Ltd.'s fiber optic backbone services to foreign telecommunications carriers and corporate users. We intend to do this by completing an exclusive services agreement with Sino Con Telecomm Group as soon as is practicable and to determine the demand for such services by International companies and Telecom Carriers and to market these services directly to such companies and Carriers.

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

To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group., Ltd., use Sino-Con's fiber optic backbone services.

Liquidity and Capital Resources

On January 10, 2006, we completed a private placement of securities and raised gross proceeds of $345,000. We have spent all of the cash.

As of the date of this report, we have initiated operations, but have not generated any revenues.

As of June 30, 2007, our total assets were $8 and our total liabilities were $569,706. As of June 30, 2007, we had cash of $8.

We are a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but we have not generated significant revenues to date. We had a net loss of $240,365 for the six months ended June 30, 2006 and had a working capital deficit of $569,698, and a stockholders' deficit of $569,698 at June 30, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Our plans in regards to this matter include raising of additional equity financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have not generated any revenues from our operations during the last two years.

We incurred operating expenses of $240,355 for the three-month period ended June 30, 2007, as compared to 283,987 for the same period in 2006. The decrease of $43,632 is the result of consulting fees, general and administrative expenses with the decreased level of business development and activities.

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and requires increased disclosures. At the date of adoption and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company is required to file income tax return in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for years since 1999. During the periods open to examination, the Company has net operating loss (NOL) carry forwards for U.S. federal purposes that could have attributes from closed periods. Since these NOLs carry forwards may be utilized in future periods, they remain subject to examination. As of June 30, 2007, the Company was not aware of any pending income tax examinations by the U.S. federal tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

(a) As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. Due to this material weakness, we were unable to obtain a review of its financial statements by an independent public accountant.

(b) Changes in Internal Controls.

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Significant Deficiencies In Disclosure Controls and Procedures or Internal Controls

We have subsequently implemented the following additional measures to address the identified material weaknesses:

Terminated Weinberg & Company, P.A. as our independent public accountant and replaced it with Bailey & Malone, P.C., Houston, Texas.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August, 2007.

SINO FIBRE COMMUNICATIONS, INC.
(Registrant)

BY:	MATTHEW MECKE
Matthew Mecke
President and Principal Executive Officer

BY:	GLENN HENRICKSEN
Glenn Henricksen
Principal Financial Officer and Principal Accounting Officer