Form 10QSB/A
period 2007-06-30
Sino Fibre Communications, Inc.
filed 2007-09-13
CIK 1380457

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

As of July 15, 2007, we had 16,481,400 shares of common stock outstanding.

=============================================================================================================

SINO FIBRE COMMUNICATIONS, INC.
AMENDMENT NO. 1 ON FORM 10-QSB/A
For the Quarter Ended June 30, 2007

EXPLANATORY NOTE

     This amendment is being filed to include reviewed financial statements for the quarter ended June 30, 2007; disclose management’s discussion and analysis and plan of operation; and, revise information about our disclosure controls and procedures.

     No information in this Form 10-QSB/A has been updated for any subsequent events occurring after June 30, 2007.

PART I.

ITEM 1. INTERIM FINANCIAL STATEMENTS

Contents
Page

Balance Sheets (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2-F-3

Statements of Cash Flows (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5- F-6

Sino Fibre Communication, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current:
Cash	$8	$5
Prepaid expenses	-	5,100

Total Current Assets	8	5,105

Total Assets	$8	$5,105

Liabilities
Current:
Accrued liabilities	$207,239	$150,684
Due to related parties	226,261	140,863
Common stock to be issued for subscription funds received	50,000	-
Common stock to be issued for consulting services rendered	87,500	87,500
Total Current Liabilities	571,000	379,047

COMMITMENTS

Stockholders’ Deficit
Common shares of $0.001 par value; 25,000,000 shares authorized;
16,481,400 shares issued and outstanding at June 30, 2007 and	16,481	16,481
December 31, 2006
Additional paid-in capital	748,681	380,843
Deficit accumulated during the development stage	(1,336,154)	(771,266)
Total Stockholders’ Deficit	(570,992)	(373,942)

Total Liabilities and Stockholders’ Deficit	$8	$5,105

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
Revenue	$-	$-
Operating expenses
General and administrative	5,328	12,104
Management fees	28,500	28,500
Professional fees	2,871	29,095
Consulting	392,986	40,195

Total operating expenses	429,685	109,894

Loss from operations	(429,685)	(109,894)

Other income	-	188
Gain on settlement of debt	-	-
Loss on asset impairment	-	-
Loss before discontinued operations	(429,685)	(109,706)
Loss from discontinued operations	-	-

Net loss	$(429,685)	$(109,706)

Weighted average number
of shares outstanding	16,481,400	16,481,400
Net loss per share
basic and diluted	$(0.03)	$(0.01)

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For The Period From
	For The Six	For The Six	August 19, 1999
	Months Ended	Months Ended	(Inception) Through
	June 30, 2007	June 30, 2006	June 30, 2007
Revenue	$-	$-	$60

Operating expenses

General and administrative	9,278	44,554	73,629
Management fees	57,000	57,000	177,500
Professional fees	36,371	60,750	238,801
Consulting	462,239	121,995	840,738

Total operating expenses	564,888	284,299	1,330,668

Loss from operations	(564,888)	(284,299)	(1,330,608)

Other income	-	312	29
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)
Loss before discontinued operations	(564,888)	(283,987)	(1,331,579)
Loss from discontinued operations	-	-	(4,575)

Net loss	$(564,888)	$(283,987)	$(1,336,154)

Weighted average number
of shares outstanding – basic and diluted	16,481,400	16,481,400
Net loss per share
basic and diluted	$(0.03)	$(0.02)

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
	Six Months	Six Months	August 19, 1999 (Inception)
	Ended	Ended	Through
	June 30	June 30	June 30
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(564,888)	$(283,987)	$(1,336,154)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Discontinued operations	-	-	4,575
Stock based compensation expense	367,838	-	367,838
Common stock to be issued for consulting
services	-	-	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debt	-	-	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Changes in operating assets and liabilities:
Accounts receivable	-	-	(60)
Due to related parties	85,398	-	195,779
Deferred compensation	-	(57,023)	-
Prepaid expenses	5,100	(10,000)	-
Accrued liabilities	56,555	1,376	207,239
Net cash used in operating activities	(49,997)	(349,634)	(457,904)

Cash Flows From Financing Activities
Restricted cash	-	-	10,000
Common stock issued for cash, net	-	334,980	366,120
Stock subscribed	50,000	-	50,000
Borrowing from related parties	-	13,993	31,792
Net cash provided by financing activities	50,000	348,973	457,912

Net increase (decrease) in cash	3	(661)	8
Cash, beginning of period	5	10,799	-
Cash, end of period	$8	$10,138	$8

Sino Fibre Communication, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in Sino’s annual report on Form 10-KSB.

In the opinion of the Sino’s management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly Sino’s financial position as of June 30, 2007 and the results of operations and cash flows for the period from inception, August 19, 1999, to June 30, 2007 have been included.

The results of operations for the three and six months ended June 30, 2007 and for the period from inception, August 19, 1999, to June 30, 2007 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2007.

Note 2. Management Plans and Going Concern

Sino sustained an operating loss of $564,888 for the six months ended June 30, 2007, had a deficit accumulated during the development stage of $1,336,154, and a working capital deficit of $570,992. In addition, Sino had negative cash flows from operations of $49,997 for the six months ended June 30, 2007.

These matters raise substantial doubt about Sino’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans in regards to this matter include the raising of additional equity financing.

Note 3. Related Party Transactions

In January 2007, Sino amended its Chief Financial Officer’s monthly compensation to $1,250 per month. As of June 30, 2007, Sino owed him $22,500.

In January 2007, Sino agreed to pay its Chief Executive Officer $8,000 per month plus a housing allowance of $1,500. As of June 30, 2007, Sino owed him $114,000.

As of June 30, 2007, Sino had received non-interest bearing advances from a related party due on demand totalling $89,761.

Note 4. Common Stock

Options

During the six months ended June 30, 2007, Sino issued 1,350,000 options to purchase its common shares to consultants. These options have a term ranging from six months to three years. The fair value of these options of $367,839 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 4.9%; dividend yield of 0%; and a volatility of 160.8% . Based on Sino’s limited forfeiture history, Sino has utilized a zero percent rate for estimated forfeitures.

During the year ended December 31, 2006, Sino issued 1,650,000 options. These options were issued without a stated exercise price. The exercise price will be determined after the filing of Sino’s S-8 Employee Stock Option Plan and equal the opening price of Sino’s common stock on its first trading day after the plan becomes effective. As such, no expense related to these options has been recorded.

Private Placement
In a private placement completed April 17, 2007, Sino raised $50,000 from an investor for issuance of 142,587 shares of Sino’s stock at a price of $.35 per share, which represented the fair value of the stock at the time of issuance. Under the terms of the Securities Purchase Agreement, Sino also issued two series of warrants to the investor to purchase 285,714 shares of Sino’s common stock at an exercise price of $.60 per share and 285,714 shares of Sino’s common stock at a exercise price of $0.75 per share. These warrants have a term of three years. The fair value of these warrants of approximately $158,217 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 4.9%; dividend yield of 0%; and a volatility of 160.8% . In accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (EITF 00-19) these warrants have been accounted for as permanent equity instruments.

Note 5.Commitments

During the six months ended June 30, 2007, Sino hired four consultants for services related to financial advisory, administrative, management, business development and strategic planning. The agreements provide for a cash payment in the aggregate of $13,450 per month for twelve months and are renewable upon mutual consent. Total consulting expense of $138,999 was expensed for the six months ended June 30, 2007.

Note 6. Subsequent Events

In August 2007, Sino agreed to pay $5,000 per month for 9 months to a consultant for services related to financial advisory and planning.

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

     Our specific goal is to promote Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con’s fiber optic backbone services to foreign telecommunications carriers and corporate users, and assemble a client database. We intend to accomplish the foregoing through the following milestones:

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

     To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group., Ltd. to use Sino-Con’s fiber optic backbone service.

Liquidity and Capital Resources

     As of the date of this report, we have initiated operations, but have not generated any revenues.

     As of June 30, 2007, our total assets were $8 and our total liabilities were $571,000. As of June 30, 2007, we had cash of $8.

     We are a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but we have not generated revenues to date. We had a net loss of $564,888 for the six months ended June 30, 2007, a working capital deficit of $570,992, had a deficit accumulated during the development stage of $1,336,154 at June 30, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Our plans in regards to this matter include raising of additional equity financing. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

     We have not generated any revenues from our operations during the last two years.

     We incurred operating expenses of $429,685 and $564,888 for the three and six-month period ended June 30, 2007, as compared to $109,706 and $283,987 for the same period in 2006. The increase of $319,979 and $280,901 for the three and six-month period is the result of consulting fees with the increase level of business development and activities. Net cash used in operating activities was $49,997 for the six-month period ended June 30, 2007 and $349,634 for the same period in 2006.

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Evaluation of Disclosure Controls and Procedures

     As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report on Form 10-QSB/A-1. Due to this material weakness, we failed to file a Form 8-K covering the sale of certain securities in April 2007 and we failed to complete the preparation of financial statements for the period ending June 30, 2007.

Significant Deficiencies In Disclosure Controls and Procedures

     We have subsequently implemented the following additional measures to address the identified material weaknesses:

  We have improved the training of our officers and directors to better understand the events which trigger the requirement to file a Form 8-K.

  The change in our certifying accountants extended and prolonged review for the quarter ended June 30, 2007 which caused a delay in closing our accounts. We do not anticipate the reoccurrence of the failure to prepare our financial statements in a timely manner.

PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

     On April 17, 2007, we completed a private placement of our common stock pursuant to the exemption from registration contained in Regulation S. We raised $50,000 from an investor for issuance of 142,587 shares of our stock at a price of $.35 per share. Under the terms of the Securities Purchase Agreement, we also issued two series of warrants to the investor to purchase 285,714 shares of our common stock at an exercise price of $.60 per share and 285,714 shares of our common stock at a exercise price of $0.75 per share. These warrants have a term of three years.

     We failed to file a Form 8-K reporting the foregoing transaction with the SEC by April 23, 2007.

ITEM 6.    EXHIBITS.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of September, 2007

SINO FIBRE COMMUNICATIONS, INC.
(Registrant)

BY:  MATTHEW MECKE
        Matthew Mecke
        President and Principal Executive Officer

BY:  GLENN HENRICKSEN
        Glenn Henricksen
        Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

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