Form 10QSB
period 2007-09-30
Sino Fibre Communications, Inc.
filed 2007-11-19
CIK 1380457

===============================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52709

SINO FIBRE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

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

As of November 13, 2007, we had 16,481,400 shares of common stock outstanding.

===============================================================================

PART I.

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Contents
Page

Balance Sheets (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2-F-3

Statements of Cash Flows (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5- F-6

Sino Fibre Communication, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current:
Cash	$9	$5
Prepaid expenses	2,000	5,100

Total Current Assets	2,009	5,105

Total Assets	$2,009	$5,105

Liabilities
Current:
Accrued liabilities	$281,679	$150,684
Due to related parties	260,885	140,863
Common stock to be issued for subscription funds received	50,000	-
Common stock to be issued for consulting services rendered	87,500	87,500
Total Current Liabilities	680,064	379,047

COMMITMENTS

Stockholders’ Deficit
Common shares of $0.001 par value; 25,000,000 shares authorized;
16,481,400 shares issued and outstanding at June 30, 2007 and	16,481	16,481
December 31, 2006
Additional paid-in capital	748,681	380,843
Deficit accumulated during the development stage	(1,443,217)	(771,266)
Total Stockholders’ Deficit	(678,055)	(373,942)

Total Liabilities and Stockholders’ Deficit	$2,009	$5,105

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Revenue	$-	$-

Operating expenses

General and administrative	4,740	5,307
Management fees	28,500	28,500
Professional fees	11,946	30,838
Consulting	61,877	67,015

Total operating expenses	107,063	131,660

Loss from operations	(107,063)	(131,660)

Other income	-	62
Gain on settlement of debt	-	-
Loss on asset impairment	-	-

Loss before discontinued operations	(107,063)	(131,598)

Loss from discontinued operations	-	-

Net loss	$(107,063)	$(131,598)

Weighted average number
of shares outstanding	16,481,400	16,481,400

Net loss per share
basic and diluted	$(0.01)	$(0.01)

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Nine	For The Nine	For The Period From
	Months Ended	Months Ended	August 19, 1999
	September 30,	September 30,	(Inception) Through
	2007	2006	September 30, 2007
Revenue	$-	$-	$60

Operating expenses

General and administrative	14,018	49,861	78,369
Management fees	85,500	85,500	206,000
Professional fees	48,317	91,588	250,747
Consulting	524,116	189,010	902,615

Total operating expenses	671,951	415,959	1,437,731

Loss from operations	(671,951)	(415,959)	(1,437,671)

Other income	-	374	29
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(671,951)	(415,585)	(1,438,642)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(671,951)	$(415,585)	$(1,443,217)

Weighted average number
of shares outstanding – basic and diluted	16,481,400	16,112,389

Net loss per share
basic and diluted	$(0.04)	$(0.03)

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
	Nine Months	Nine Months	August 19, 1999 (Inception)
	Ended	Ended	Through
	September 30	September 30	September 30
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(671,951)	$(415,585)	$(1,443,217)
Adjustments to reconcile net loss to net cash
provided
by (used in) operating activities
Discontinued operations	-	-	4,575
Stock based compensation expense	367,838	-	367,838
Common stock to be issued for consulting
services	-	56,747	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debt	-		60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	1,000	3,000
Expense settled with issuance of common stock	-	-	11,319
Changes in operating assets and liabilities:
Accounts receivable	-	60	(60)
Due to related parties	120,022	-	230,403
Deferred compensation	-	(46,755)	-
Prepaid expenses	5,100	(10,000)	-
Accrued liabilities	130,995	5,695	281,679
Net cash used in operating activities	(47,996)	(408,838)	(455,903)

Cash Flows From Financing Activities
Restricted cash	-	-	10,000
Common stock issued for cash, net	-	334,980	366,120
Stock subscribed	50,000	-	50,000
Borrowing from related parties	-	63,059	31,792
Net cash provided by financing activities	50,000	398,039	457,912

Net increase (decrease) in cash	2,004	(10,799)	2,009
Cash, beginning of period	5	10,799	-
Cash, end of period	$2,009	$-	$2,009

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

In the opinion of the Sino’s management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly Sino’s financial position as of September 30, 2007 and the results of operations and cash flows for the period from inception, August 19, 1999, to September 30, 2007 have been included.

The results of operations for the three and nine months ended September 30, 2007 and for the period from inception, August 19, 1999, to September 30, 2007 are not necessarily indicative of the results to be expected for the twelve month period ending December 31, 2007.

Note 2. Management Plans and Going Concern

Sino sustained an operating loss of $671,951 for the nine months ended September 30, 2007, had a deficit accumulated during the development stage of $1,443,217, and a working capital deficit of $678,055. In addition, Sino had negative cash flows from operations of $47,996 for the nine months ended September 30, 2007.

These matters raise substantial doubt about Sino’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans in regards to this matter include the raising of additional equity financing.

Note 3. Related Party Transactions

In January 2007, Sino amended its Chief Financial Officer’s monthly compensation to $1,250 per month. As of September 30, 2007, Sino owed him $26,250.

In January 2007, Sino agreed to pay its Chief Executive Officer $8,000 per month plus a housing allowance of $1,500. As of September 30, 2007, Sino owed him $142,500.

As of September 30, 2007, Sino had received non-interest bearing advances from a related party due on demand totalling $92,135.

Note 4. Common Stock

Options

During the nine months ended September 30, 2007, Sino issued 1,350,000 options to purchase its common shares to consultants. These options have a term ranging from six months to three years. The fair value of these options of $367,838 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 4.9%; dividend yield of 0%; and a volatility of 160.8% . Based on Sino’s limited forfeiture history, Sino has utilized a zero percent rate for estimated forfeitures.

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

Note 5.Commitments

During the nine months ended September 30, 2007, Sino hired six consultants for services related to financial advisory, administrative, management, business development and strategic planning. Four agreements provide for a cash payment in the aggregate of $13,450 per month for twelve months and are renewable upon mutual consent. One agreement provides for a cash payment of $5,000 per month for nine month and one agreement provides for a cash payment of $20,000 for one year. Total consulting expense of $156,278 was expensed for the nine months ended September 30, 2007.

Note 6. Subsequent Events

In October 2007, Sino agreed to pay $10,000 and 450,000 common shares for one-year service to a consultant for services related to financial advisory and planning.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     As of September 30, 2007, our total assets were $2,009 and our total liabilities were $680,064. As of September 30, 2007, we had cash of $9.

     We are a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but we have not generated revenues to date. We had a net loss of $678,055 for the nine months ended September 30, 2007, a working capital deficit of $678,055, had a deficit accumulated during the development stage of $1,443,217 at September 30, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Our plans in regards to this matter include raising of additional equity financing. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

     We have not generated any revenues from our operations during the last two years.

     We incurred operating expenses of $107,063 and $671,951 for the three and nine-month period ended September 30, 2007, as compared to $131,598 and $415,585 for the same period in 2006. The decrease of $24,535 for the three-month period is the result of decrease level of business development and the increase of $256,366 for the nine-month period is the result of consulting fees. Net cash used in operating activities was $47,996 for the nine-month period ended September 30, 2007 and $408,838 for the same period in 2006.

ITEM 3.      CONTROLS AND PROCEDURES

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

     As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART II. OTHER INFORMATION

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2007

SINO FIBRE COMMUNICATIONS, INC.
(Registrant)

BY: BEN YAN
Ben Yan
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