Form 10KSB
period 2007-12-31
Sino Fibre Communications, Inc.
filed 2008-04-22
CIK 1380457

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-138561

SINO FIBRE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	760616470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [  ]   NO [X]

Issuer's revenues for its most fiscal year December 31, 2007: Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As at March 31, 2008, the price at which the common stock was sold at $0.36 per share.

The number of shares outstanding of each of the issuer's classes of common equity. As at March 31, 2008, there were 26,605,090 shares of Common Stock outstanding.

FORWARD LOOKING STATEMENT

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

Services

SINO-CON

            We have an exclusive memorandum of understanding with Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con's fiber optic backbone services to foreign telecommunications carriers and corporate users. Under the agreement, we have to form a partnership to market Sin-Con's services to foreign companies and telecommunications carriers. As of the date hereof, we have not formed the partnership, but we have begun promoting Sino-Con's services. Under our agreement with Sino-Con, we will be paid a commission for each non-China customer that we recruit and sign to an agreement with Sin-Con to provide services.

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

CASME

            On December 31, 2007, we entered into a co-operation agreement with China Association of Small and Medium Enterprises ("CASME") to establish China Business Online Company Limited, a joint venture to explore the Chinese market and introduce e-business and provide barter trade services to Chinese small and medium sized enterprises. CASME is administered by the National Development and Reform Commission to provide business development assistance to Chinese medium and small enterprises in China and aboard. CASME operates across China with branch offices in cities and provinces throughout the country. CASME's currently has 580,000 registered members and continues to grow at a rapid pace.

            The Company and CASME have agreed to work together to take advantage of advanced international management practices to provide barter trade services for Chinese small and medium sized enterprises. The Company and CASME will jointly establish China Business Online Company Limited in China, which will be wholly funded by the Company. CASME will provide the CASME brand, government and member resources to develop the business of China Business Online Company Limited. The Company and CASME intend that CASME will hold a 15% performance share equity with the specific equity allocation to be settled upon the establishment of China Business Online Company Limited.

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

            The e-commerce portal for the small and medium enterprise market shows strong growth, especially in the business-to-business ("B-to-B") market. The business model for China Business Online Company Limited will be primarily B-to-B and will involve subscription fees, membership fees and transaction fees on bartering order transactions.

Our Planned Operations - Marketing

            Our plan of operation is promote Sino-Con Telecomm Group., Ltd., fiber optic backbone network. to non-Chinese corporations. We plan to do that by conducting market research on the demand for such services and to contact potential Telecom Carriers and individual corporations directly.

            Our plan of operation is to promote the Sino-Con fiber optic backbone network to non-Chinese corporations. We plan to do that by conducting market research on the demand for such services and to contact potential telecom carriers and individual corporations directly. We currently maintain a website at www.sinofibre.com.

            Our operational goal is to provide a stable platform for all members of CASME in their bartering, B-to-B requirements. The platform is intended to create another market for their products and services not only domestically, but internationally. We conducted a survey with selected companies in North America to evaluate their expansion program into China and concluded that trading with Chinese companies directly will be made through the formation of international members.

            On the wholesale aspect of the fibre optic network, we have solicited several major telecommunication carriers on their expansion plan into China. Although they see the benefit of direct leased line in China, they have not seen any significant benefit as yet. Most of them have existing roaming agreements with our competitors in China. Our strategy has changed to focus on major enterprises, such as Starbucks, Wal-Mart and Home Depot. These corporations have shifted their focus to expand their China operation. The need of dedicated private secure network is surfacing as their bandwidth requirement has increased. We plan to launch an aggressive campaign in the US to provide private, secure network connections to these corporations and entice major carriers to partner with us.

Website

            We currently maintain a website at www.sinofibre.com.

Revenues

            We will generate revenues in the form of commissions paid by Sino-Con Telecomm Group., Ltd. The commissions will be paid on the basis of a flat wholesale rate provided to our company by Sino Con Telecomm Group and then revenue sharing between Sino Con Telecomm Group and our company on revenue received above our wholesale cost.

            Once we have the e-commerce portal in operation, we will market the services to the CASME members at large. Our membership subscription fee schedule will consist of CASME membership subscription fees of $4,000 RMB per year. We estimate that it will take approximately six to nine months to process the expected signing of members. There is also a period of education, training, and promotion of the services to the members.

Competition

            There are two major telecom competitors in China on the broadband enterprise market sector: China Mobile and China Telecom.

            China Telecom is a land line based carrier that provide services via their traditional copper infrastructure in buildings, homes and businesses. Their value added service is limited to website hosting and internet connectivity. However, China Telecom is very well funded, has a large network coverage, and a strong brand name.

            China Mobile is a formidable competitor and they focus on the mobility market. Their business has been growing since they went public. China Mobile has wireless cellular coverage in most of China. Their weakness is in the lack of backhaul infrastructure. China Mobile will be looking at supplementing their mobile cellular build-outs with fibre optic networks to support the growth of their customer demands.

Employees

            We have one full-time employee and no part-time employees. It administers the business through consulting arrangements with the company's officers, directors and other individuals.

Consultants

            During the year ended December 31, 2007, the Company hired seven consultants for services related to financial advisory, administrative, management, business development and strategic planning. Four agreements provide for a cash payment in the aggregate of $13,450 per month for twelve months and are renewable upon mutual consent. One agreement provides for a cash payment of $5,000 per month for nine months. One agreement provides for a cash payment of $20,000 for one year and one agreement provides cash payment of $10,000 and 450,000 common shares for one year of service.

Total consulting expense of $206,628 was expensed for the year ended year ended December 31, 2007.

Offices

            We maintained two offices. We maintain one office at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174. Our telephone number is (212) 907-6522. We lease this space from HQ Global Workplaces, Inc. pursuant to a written lease agreement. We occupy a shared serviced office space on the 26th floor of The Chrysler Building. We pay monthly rent of $300.00. Our lease expires March 31, 2009.

            We also maintained an office at One Exchange Square, 39th Floor, 8 Connaught Place, Central, Hong Kong. Our telephone number is (852) 3101-7366. We lease this space from SERVCORP pursuant to a written lease dated February 1, 2006. We occupied a shared serviced office space on the 39th Floor of One Exchange Square. We pay monthly rent of HKD$1,600. The lease terminated as of September 30, 2007. We are no longer maintaining an office in Hong Kong.

Doing Business in China

Chinese Legal System

            The practical effect of the Chinese legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual "statutory audit" be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Otherwise there is risk that its business license will be revoked.

            Second, while the enforcement of substantive rights may appear less clear than those in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business dispute resolution. Because the terms of the Company's various Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises will be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Company's joint venture companies will not assume any advantageous position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the various Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

            Negative impact on economic reform policies or nationalization could result in a total investment loss in the Company's common stock.

            Since 1979, the Chinese Government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and readjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect the Company's operations.

            Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that the rate of inflation has increased. In response, the Chinese Government recently has taken measures to curb the excessively expansive economy. These measures included implementation of a unitary and well-managed floating exchange rate system based on market supply and demand for the exchange rates of Renminbi, restrictions on the availability of domestic credit, reduction of the purchasing capability of certain of its citizens, and centralization of the approval process for purchases of certain limited foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese Government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

            To date reforms to China's economic system have not adversely affected the Company's operations and are not expected to adversely affect the Company's operations in the foreseeable future; however, there can be no assurance that reforms to China's economic system will continue or that the Company will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese Government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, reduction in tariff protection and other import restrictions.

Risk Factors

1.          Our independent auditors have issued a going concern opinion who have raised substantial doubt as to our ability to continue as a going concern.

            Our independent registered public accountants have issued a going concern opinion as of December 31, 2007. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to limit or completely curtail operations and such curtailment could have a material adverse affect on the future of our business as a going concern.

2.          We lack an operating history for our current business and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

            While we were incorporated in August 1999, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $1,699,876. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to sell our clients' fiber optical services to non-Chinese foreign telecommunications carriers and corporate users. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. Our failure to operate profitably will cause you to lose your investment.

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

4.          We spent all of the proceeds from our private placement to maintain our business operations. If we can't raise additional money you could lose your investment.

            We have just initiated our operations. We raised net proceeds of $650,000 from our private placements of common shares and convertible debts in 2007. We have spent $271,268 and need additional cash. If we can't raise additional money, you could lose your investment.

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

            All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government's involvement in the economy could adversely affect our business operations, results of operations and/or financial condition.

12.        The significant but uneven growth in the economy of China in the past 20 years could have an adverse effect on our business and results of operations.

            The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us.

13.        Government control of currency conversion and future movements in exchange rates may adversely affect the Company's operations and financial results.

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

            The Chinese legal system is based on written statutes and their interpretation by the Supreme People's Court. Although the Chinese government introduced new laws and regulations to modernize its business, securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law. Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations. Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive.

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

            Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

17.        Because we may issue additional shares of common stock in public offerings or private placements, your ownership interest in us may be diluted.

            Because in the future we may issue shares of common stock to pay for services, to pay for equipment, or to raise money for our operations, your ownership interest may be diluted which results in your percentage of ownership in us decreasing.

18.        Because of intense competition for telecommunication services in China, our ability to significantly complete our business plan may not materialize.

            Because of competition in China for telecommunication services, we may not be able to significantly penetrate the marketplace with out services to enable us to meet objectives of our business plan. Our failure to do so will adversely affect our market capitalization and, therefore, the price of our shares.

19.        Because our President and Chief Executive Office, Ben Yan, is our only employee at this time, any change in his status with our Company will negatively affect both the operations of our Company as well as our ability to secure funding in the future.

            Because Ben Yan is our sole employee, any change in his involvement with our Company may negatively affect our operations and our ability to execute our business plan. This may affect the value of shares in our Company.

20.        Because our operations involve the provision of telecommunication services in China which are subject to Chinese regulations related to telecommunications, any change of Chinese telecommunications regulations may adversely affect out business.

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

Holders

            There are 91 holders of record for our common stock as of December 31, 2007.

Dividend Policy

            We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

            Sino Fibre completed a private placement of 5% convertible notes due January 1, 2009 for an aggregate principal amount of $600,000. The private placement was completed in two tranches with the first tranche completing on December 11, 2007 for a principal amount of $360,000 and the second tranche completing on December 19, 2007 for a principal amount of $240,000. The principal amount of the convertible notes, and all accrued and unpaid interest thereon, is due and payable on the maturity date. The convertible notes are pre-payable at any time without premium or penalty.

            The holders of convertible notes are entitled at their option to convert all or any portion of the principal amount of their convertible note into units, with each unit consisting of one share of common stock of Sino Fibre and one warrant to purchase one share of common stock, at any time after 90 days from the issuance of their convertible note and subject to other conditions. The conversion price is $0.05 per unit. Upon conversion, the interest accrued or accruing from the date of issuance to the date of conversion will be paid in units calculated at $0.05 per unit and will constitute payment in full of any such interest on the same terms as would otherwise apply to the conversion of the principal amount. Each warrant entitles the holder to purchase one share of common stock for up to two years from the date of issuance of the warrant with an exercise price equal to $0.20 per share.

            The convertible notes were offered and sold to purchasers who purchased as offshore investors in compliance with Regulation S adopted under the Securities Act of 1933, as amended. The offering of the convertible notes was non-brokered. The proceeds of the convertible note offering will be used to pursue potential business opportunities, including opportunities with Sino-Con Telecom Group Co., Ltd., and for general working capital.

            In March 2008, convertible note holders holding approximately $500,000 in principal and interest amount converted their convertible notes into shares of common stock of the Company and warrants to purchase common stock of the Company. As a result of this subsequent conversion, a total of 10,123,690 shares of common stock and warrants to purchase 10,123,690 shares of common stock were issued in March 2008.

Section 15(g) of the Securities Exchange Act of 1934

            Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale.

            Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

            Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

            We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Tranfer agent

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

            To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group., Ltd. and use Sino-Con's fiber optic backbone services.

Critical Accounting Policies and Estimates

            We did not generate revenues from operations in 2007 and 2006. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

Stock Based Compensation

            On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R") which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Liquidity and Capital Resources

            In 2007, we completed one private placement of common shares and one private placement of convertible notes raised net proceeds of $650,000 for business development, administrative and ongoing operational expenses.

            As of the date of this report, we have initiated operations, but have not generated any revenues.

            As of December 31, 2007, our total assets were $578,732 and our total liabilities were $980,125. As of December 31, 2007, we have $378,732 in cash.

            We are a development stage company and management has devoted most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. We had a net loss of $928,610 for the year ended December 31, 2007 and had a working capital deficit of $601,393, and a stockholders' deficit of $401,393 at December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter include raising of additional equity financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

            We have no revenues in 2007 and 2006.

Recent Accounting Pronouncements

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

PART III

ITEM 7.           FINANCIAL STATEMENTS.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Financial Statements

Contents

Page

Reports of Independent Registered Public Accounting Firm	F-1-F2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Deficiency	F-5-F-6

Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8-F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sino Fibre Communications, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Sino Fibre Communications, Inc., as of December 31, 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of Sino Fibre Communications, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period August 19, 1999 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period August 19, 1999 (inception) through December 31, 2006, include total revenues and net loss of $60 and $771,266, respectively. Our opinion on the statements of operations, shareholders' deficit, and cash flows for the period August 19, 1999 (inception) through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audit in accordance with the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Sino Fibre is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Sino Fibre's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Fibre Communications, Inc., as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sino Fibre Communications, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Sino Fibre Communications, Inc. suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
April 15, 2008

WEINBERG & COMPANY, P.A.
_________________________________________________________________________________________________________________

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Sino Fibre Communications, Inc.

We have audited the accompanying balance sheets of Sino Fibre Communications Inc., a development stage company, (the "Company") as of December 31, 2006 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period from August 19, 1999 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Fibre Communications, Inc., a development stage company, as of December 31, 2006 and the results of its operations and its cash flows for the year then ended and for the period from August 19, 1999 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $673,255 and a negative cash flow from operations of $345,774 for the year ended December 31, 2006 and a working capital deficiency of $373,942 and a shareholders' deficiency of $373,942 at December 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

June 13, 2007

6100 Glades Road * Suite 314 Boca Raton, Florida 33434 Telephone: 561.487.5765 Facsimile: 561.487.5766	1925 Century Park Ease * Suite 1120 Los Angeles, California 90067 Telephone: 310.601.2200 Facsimile: 310.601.2201 www.cpaweinberg.com	Room 2707, 27F Shui On Centre * 6-8 Harbour Raod Wanchai, Hong Kong, P.R.C. Telephone: 852-2780-7231 Facsimile: 852-2780-8717

Sino Fibre Communication, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2007	December 31, 2006

Assets Current:
Cash	$378,732	$5
Prepaid expenses	-	5,100

Total Current Assets	378,732	5,105

License agreement	200,000	-

Total Assets	$578,732	$5,105

Liabilities
Current:
Accounts payable and accrued liabilities	$283,662	$150,684
Interest payable	1,683	-
Due to related parties	332,384	140,863
Common stock to be issued for subscriptions funds received	50,000	-
Common stock to be issued for consulting services rendered	87,500	87,500
Convertible notes	224,896

Total Current Liabilities	980,125	379,047

Stockholders' Deficit

Common Stock, $0.001 par value; 200,000,000 shares authorized;
16,481,400 common shares issued and outstanding,
at December 31, 2007 and 2006	16,481	16,481
Additional paid-in capital	1,282,002	380,843
Deficit accumulated during the development stage	(1,699,876)	(771,266)
Total Stockholders' Deficit	(401,393)	(373,942)

Total Liabilities and Stockholders' Deficit	$578,732	$5,105

See accompanying notes to the financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Operations

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006	For The Period From August 19, 1999 (Inception ) Through December 31, 2007

Revenue	$-	$-	$60

Operating expenses

General and administrative	23,018	53,132	87,369
Management fees	101,000	114,000	221,500
Professional fees	70,214	160,480	272,644
Consulting	732,683	345,999	1,111,182

Total operating expenses	926,915	673,611	1,692,695

Loss from operations	(926,915)	(673,611)	(1,692,635)

Interest and other income (expense), net	(1,695)	356	(1,666)
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(928,610)	(673,255)	(1,695,301)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(928,610)	$(673,255)	$(1,699,876)

Weighted average number
of shares outstanding - basic and diluted	16,481,400	16,178,934
Net loss per share -
basic and diluted	$(0.05)	$(0.04)

See accompanying notes to the financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
For the Period From August 19, 1999 (Inception) Through December 31, 2007

									Deficit
								Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance - August 19, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued in August 1999 for organizational expenses at $0.001 per share	2,500,000	2,500	-	-	-	-	-	-	2,500

Organizational expenses incurred by a director on behalf of The Company		-	-	-	75	-	-	-	75

Stock issued in August 1999 for "The Biocatalyst License" at a fair value of $0.001 per share	2,000,000	2,000	-	-	-	-	-	-	2,000

Net loss	-	-	-	-	-	-	-	(4,575)	(4,575)

Balance - December 31, 1999	4,500,000	4,500	-	-	75	-	-	(4,575)	-

Net loss		-	-	-	-	-	-	-	-

Balance - December 31, 2000	4,500,000	4,500	-	-	75	-	-	(4,575)	-

Net loss		-	-	-	-	-	-	(4,610)	(4,610)

Balance - December 31, 2001	4,500,000	4,500	-	-	75	-	-	(9,185)	(4,610)

Stock issued in January 2002 for expenses at $0.001 per Share	4,610,000	4,610	-	-	-	-	-	-	4,610

Stock issued in July 2002 for debt settlement at $0.001 per Share	500,000	500	-	-	-	-	-	-	500

Donated rent		-	-	-	500	-	-	-	500

Net loss		-	-	-	-	-	-	(525)	(525)

Balance - December 31, 2002	9,610,000	9,610	-	-	575	-	-	(9,710)	475

Stock issued in January and June 2003 for expenses at $0.001 per share	3,859,000	3,859	-	-	-	-	-	-	3,859

Donated rent	-	-	-	-	500	-	-	-	500

Net loss	-	-	-	-	-	-	-	(5,644)	(5,644)

Balance - December 31, 2003	13,469,000	13,469	-	-	1,075	-	-	(15,354)	(810)

Stock issued in January, July, and August 2004 for expenses at $0.01 per share	416,000	416	-	-	3,744	-	-	-	4,160

Stock issued in September 2004 for expenses at $0.10 per Share	5,000	5	-	-	495	-	-	-	500

Stock issued in July 2004 for cash at $0.01 per share	1,000,000	1,000	-	-	9,000	-	-	-	10,000

Stock issued in September and December 2004 for cash at $0.10 per share	200,100	200	-	-	19,810	-	-	-	20,010

Donated rent	-	-	-	-	500	-	-	-	500

Deferred compensation	-	-	-	-	-	-	(167)	-	(167)

Net loss	-	-	-	-	-	-	-	(38,768)	(38,768)

Balance - December 31, 2004	15,090,100	15,090	-	-	34,624	-	(167)	(54,122)	(4,575)

See accompanying notes to the financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
For the Period From August 19, 1999 (Inception) Through December 31, 2007

								Deficit Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	-	$-	$1,119	$-	$-	$-	$1,130

Stock subscriptions received in cash in November 2004	-	-	40,000	40	9,960	-	-	-	10,000

Stock subscribed in December 2005	-	-	1,040,000	1,040	258,960	(260,000)	-	-	-

Donated rent	-	-	-	-	500	-	-	-	500

Deferred compensation	-	-	-	-	-	-	167	-	167

Net loss	-	-	-	-	-	-	-	(43,889)	(43,889)

Balance - December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$-	$(98,011)	$(36,667)

Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	-	-	334,980

Donated accounting fee	-	-	-	-	1,000	-	-	-	1,000

Net loss	-	-	-	-	-	-	-	(673,255)	(673,255)

Balance - December 31, 2006	16,481,400	$16,481	-	$-	$380,843	$-	$-	$(771,266)	$(373,942)

Stock based compensation	-	-	-	-	526,055	-	-	-	526,055

Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104

Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)

Balance - December 31, 2007	16,481,400	$16,481	-	$-	$1,282,002	$-	$-	$(1,699,876)	$(401,393)

See accompanying notes to the financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period From August 19, 1999 (Inception) Through December 31, 2007
Cash Flows Used in Operating Activities
Net loss	$(928,610)	$(673,255)	$(1,699,876)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	-	87,500	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	60	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	1,000	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	526,055	-	526,055
Changes in operating assets and liabilities:
Due to related parties	191,521	110,381	301,902
Accounts receivable	-	-	(60)
Interest payable	1,683	-	1,683
Prepaid expenses and deposits	5,100	(5,100)	-
Accounts payable and accrued liabilities	132,978	133,640	283,662
Net cash used in operating activities	(71,273)	(345,774)	(479,180)

Cash Flows Used in Investing Activities
Purchase of license agreement	(200,000)	-	(200,000)
Net cash used in investing activities	(200,000)	-	(200,000)

Cash Flows From Financing Activities
Restricted cash	-	10,000	10,000
Borrowing from related parties	-	-	31,792
Proceeds from convertible notes	600,000	-	600,000
Proceeds from stock subscriptions	50,000	-	50,000
Common stock issued for cash, net	-	334,980	366,120
Net cash provided by financing activities	650,000	344,980	1,057,912

Net increase/(decrease) in cash	378,727	(794)	378,732
Cash, beginning of year		799
Cash, end of year	$378,732	$5	$378,732

Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001 per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001 per share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period expenses	-	-	1,810
Restricted cash received for stock subscriptions and held in escrow	-	-	10,000

See accompanying notes to the financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

1.           Organization, Development Stage and Going Concern

Sino Fibre Communications, Inc. was incorporated in Nevada on August 19, 1999 under the name Pacific Rim Solutions Inc. On January 30, 2006, the Company changed its name to Sino Fibre Communications Inc. The Company's previous business was discontinued at the end of 1999.

On February 14, 2000, the Company was granted a license to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products to customers in the State of Missouri. This business was discontinued at the end of 2005.

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $928,610 and negative cash flows from operations of $71,273 for the year ended December 31, 2007 and had a working capital deficit of $601,393, and a stockholders' deficit of $401,393 at December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management's plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2008. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Sino Fibre considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Management Fees - Related Party

In 2007 and 2006, Sino Fibre incurred management fees of $101,000 and $114,000, respectively, payable to the Chief Executive Officers. (Note 4 (b))

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R") which establishes accounting for equity instruments exchanged for employee service. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. Diluted loss per share does not include potentially dilutive common share because the result would be anti-dilutive.

Financial Instruments

The carrying value of cash, restricted cash, accounts receivable, accrued liabilities, amounts due to related parties and common stock to be issued for consulting services approximate their fair value due to the relatively short maturity of these instruments.

Derivative financial instruments.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There are no derivative instrument liabilities as of December 31, 2007.

Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2007, any available deferred tax asset arising from the Company's net operating loss carry forwards has been eliminated by a full valuation allowance.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.           Prepaid Expenses

In 2006, Sino paid consultants for services totaling $179,018, of which, $173,918 was expensed during 2006 and $5,100 was recorded as prepaid expenses.

4.           License Agreement

In 2007, Sino paid $200,000 for securing the right to promote Sino-Con Telecomm Group, Ltd.'s services. There will be no royalties or any other kind of fees owed to the original owners of the agreement once revenue is earned.

5.           Related Party Transactions

a)           As of December 31, 2007, Sino Fibre owed $332,384 to related parties.

b)           During 2007, Sino Fibre paid $101,000 as salary to the CEOs. For the period from January 1 to October 31, 2007, the Company also paid its CEO, Ben Yan, consultant fees of $30,000 for services rendered prior to becoming CEO of the Company. As of December 31, 2007, Sino Fibre owed its CEO and former CEO $294,459 as expense reimbursements and unpaid salary.

c)           During 2007, Sino Fibre paid $14,375 to its former CFO. As of December 31, 2007, Sino Fibre owed the former CFO $29,375 as unpaid salary.

d)           As of December 31, 2007, Sino Fibre owed a director $8,550 as expense reimbursements.

6.           Income Taxes

At December 31, 2007, Sino had a net operating loss carry-forward of approximately $1,150,000 expiring ranging from 2019 through 2027. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

Deferred tax assets are as follows as of December 31, 2007:

Net operating loss carry-forward	$391,000
Valuation allowance	(391,000)
Total deferred tax asset	$-

7.           Convertible Debt

In December 2007, Sino Fibre borrowed $600,000 under convertible loan agreements with interest rate at 5% per annum payable on January 1, 2009 and convertible to equity units. Each equity unit consists of one common share and one warrant to purchase one share at a conversion price of $0.05 and $0.20, respectively. The warrants are exercisable for a period of two years from the date of issuance. The fair value of these units of $363,283 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 2.94% and 3.12%; dividend yield of 0%; and a volatility of 45.6 and 45.3%.. Sino recorded a discount of $375,104 on the convertible loan payable of $600,000, the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount to be amortized over the life of the loan as interest expense.

8.           Common Stock

In 2007, Sino recognized stock based compensation of $526,005 for options and warrants granted and discount on benefit conversion factor of $375,104 for convertible note issued.

On March 28, 2006, Sino sold 1,380,000 common shares at $0.25 per share for $334,980.

During 2005 and 2004, Sino sold 11,300 and 100,100 common shares, respectively, at $0.10 per share for cash of $1,130 and $10,100.

In December 2005, 1,040,000 shares were sold for $260,000. The cash was collected March 2006.

In September 2004, Sino established a stock option plan for issuance of up to 2,000,000 common shares.

During September 2004, Sino issued 5,000 common shares for services valued at $0.10 per share to a consultant related to website development and maintenance.

During 2004, Sino sold 1,100,000 common shares for $20,000 with a private company whose president became a former director.

During August 2004, Sino issued 100,000 common shares at $0.01 per share for consulting services.

During June 2003, Sino issued 2,000,000 common shares at $0.001 per share to a consultant in settlement of consulting fees of $2,000.

During 2004, 2003, 2002 and prior years, management fees and related expenses of $4,660, $3,859 and $4,610, respectively, were charged to operations pursuant to an executive services agreement with the former president. Sino issued 416,000 at $0.01 and 5,000 at $0.10 per share for 2004, and 3,859,000 and 4,610,000 at $0.001 per share during 2003, and 2002, respectively, for these charges.

During July 2002, 500,000 shares were issued at $0.001 per share to settle debt.

On August 21, 1999, Sino purchased a license to market and distribute an oxygen enriched water product called Biocatalyst in British Columbia, Canada for 2,000,000 common shares with a fair value of $2,000.

During August 1999, Sino issued 1,250,000 common shares at inception and valued at $0.001 per share to each of two individuals in payment of organizational expenses.

9.           Private Placement

On April 17, 2007, Sino sold 142,587 common shares and 571,428 warrants to an investor for $50,000. The common shares have not been issued. 285,714 warrants carry an exercise price of $.60 per share and 285,714 warrants are at $0.75 per share. These warrants have a term of three years. The fair value of these warrants of $158,217 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 4.9%; dividend yield of 0%; and a volatility of 160.8%.

10.         Option and Warrants

During 2007, Sino issued 1,350,000 stock options to consultants for services rendered. These options have terms ranging from six months to three years. The fair value of $367,838 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 4.9%; dividend yield of 0%; and a volatility of 160.8%. Based on Sino's limited forfeiture history, Sino has utilized a zero percent rate for estimated forfeitures.

During 2006, Sino issued 1,650,000 options. These options were issued where the exercise price is not yet determined. According to SFAS 123(R), where the award's terms call for the exercise price to be set equal to the share price one year hence, the recipient does not begin to benefit from, or be adversely affected by, changes in the price of the employer's equity shares until then. Therefore, the grant date would not occur until one year hence. Accordingly, the exercise price will be determined after the filing of the S-8 employee stock option plan and equal the opening price of the common stock on its first trading day after the plan becomes effective. As such, no expense related to these options has been recorded. As of April 15, 2007, this event still has not yet occurred.

11.         Commitments

During 2007, Sino entered in agreements with seven consultants for services related to financial advisory, administrative, management, business development and strategic planning. These agreements expire at various times during 2008, 2009, and 2010. The approximate remaining annual payments under these agreements existing as of December 31, 2007 are:

2008 2009 2010	$194,733 81,400 12,900 $289,033

12.         Subsequent Events

a)           In February 2008, the authorized shares were increased to 200 million.

b)           In March 2008, $500,000 of the convertible notes with accrued interest were converted to common shares and warrants. A total of 10,123,690 common shares and 10,123,690 warrants were issued.

c)           In March 2008, Sino signed a 12-month lease agreement expiring March 31, 2009 for its shared service office space at the Chrysler Building in New York at a monthly rental of $300.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            During 2007, our Board of Directors appointed Malone & Bailey PC to replace Weinberg & Co. as our independent accountants to better serve our China operations. There have been no disagreements on accounting and financial disclosures during the past two years through the date of this Form 10-KSB. Prior to their appointment, we did not consult with Malone & Bailey PC on any matters related to accounting or the type of opinion they may issue.

            The report of Weinberg & Co. on our financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse, qualified or disclaimer of opinion. However, the reports did contain an explanatory paragraph wherein Weinberg & Co. expressed substantial doubt about our ability to continue as a going concern.

            We requested Weinberg & Co. furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made by us in our Form 8-K and, if not stating the respects in which it did not agree. We delivered a copy of this disclosure to Weinberg & Co. and their letter reply was attached to a form 8-K filed with the Securities and Exchange Commission. It stated no disagreement.

            Our financial statements for the period during the years ended December 31, 2006 and 2007, included in this report have been audited by Weinberg & Co. and Malone & Bailey as set forth in their attached reports.

ITEM 8A.         CONTROLS AND PROCEDURES

            The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer/Chief Financial Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, the Company's Chief Executive Officer/Chief Financial Officer concluded that these controls are not effective because there are material weaknesses in our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement of Sino Fibre's annual or interim financial statements will not be prevented or detected on a timely basis.

            The material weakness relates to the monitoring and review of work preformed by Sino Fibre's Chief Executive Officer/Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to Sino Fibre's registered public accounting firm in connection with the annual audit.  All of Sino Fibre's accounting functions including financial reporting are carried out and reviewed by our Chief Executive Officer/Chief Financial Officer and Sino does not have a separate audit committee at this time.  The lack of accounting staff results in a lack of segregation of duties and technical accounting experience necessary for an effective internal control system.

            Sino Fibre recognizes the importance of internal controls.  As Sino Fibre is currently a development stage company with limited ongoing financial operations, management is making an effort to mitigate this material weakness to the fullest extent possible.  At present this is done by having the Chief Executive Officer review Sino Fibre's financial statements, account reconciliations and accounts payable reports that have been prepared by financial consultant for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented.  As Sino Fibre grows in size and as its  finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

Management's Annual Report on Internal Control over Financial Reporting

            Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2007.

            This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

            During the year ended December 31, 2007, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.   However, please note the discussion above.

ITEM 8B.         OTHER INFORMATION

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

            Glenn Henricksen resigned from the position of Chief Financial Officer, effective December 15, 2007. Matthew Mecke resigned from the position of Chief Executive Officer, effective November 1, 2007. Ben Yan was appointed our Chief Executive Officer effective November 1, 2007. Shawnee Merten appointed our Director effective November 1, 2007.

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

            The names, addresses, ages and positions of our present officers and directors is set forth below:

Name and Address	Age	Position Held
Dan Bouillet P.O. Box 75210 White Rock, B.C. Canada V4B 5L4	55	Chief Technology Strategist
Samuel Chan 1900 Pepper Street Alhambra, CA 91801	59	Secretary, Treasurer, and member of the board of directors
Daniel McKinney F-15, 6E Mar Vista Resort #1 Batu Ferringhi ROA Penang, Malaysia	46	Member of the board of directors
Matthew Mecke 39th Floor, One Exchange Square 8 Connaught Place Central, Hong Kong	37	Member of the board of directors
Shawnee Merten 7071 Warner Avenue, F-130 Huntington Beach, CA 92647	58	Member of the board of directors
Ben Yan 405 Lexington Avenue, 26th Floor New York, NY 10174	57	President and Chief Executive Officer

            The persons named above are have held their offices/positions since inception of the Company, except for Shawnee Merten who was appointed a director on October 30, 2007, Ben Yan who was appointed President and Chief Executive Officer on October 30, 2007, and Dan Bouillet who was appointed Chief Technology Strategist in January 2006. They are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

            The backgrounds and experience of our directors, executive officers and other significant employees are as follows:

Dan Bouillet
Chief Technology Strategist

            In the last 12 years of his 35 year career in telecommunications, Dan Bouillet has provided independent consulting services for business development, project management and network deployment to national and regional telecommunications entities throughout North America. Mr. Bouillet founded and operated a successful private consulting company. After a brief but favorable period, he merged in a start-up venture with several other associates, and formed GT Group Telecom Inc. in 1996, which rapidly evolved into a regulated national telecom service provider, publicly trading on the TSX and NASDAQ exchanges. Mr. Bouillet was directly responsible for the deployment, operations and acquisitions of the network and all corporate facilities. Group Telecom has since been acquired by Bell Canada. Until his appointment at Sino Fibre, Dan continued to offer his consulting and business development services to national and regional telecom providers and several corporate entities.

Samuel Chan
Secretary, Treasurer and Director

            Since January 2006, Samuel Chan has been our secretary, treasurer and a member of our board of directors. Since May 2005, Mr. Chan has served as CEO of American Unicheer Group, an information technology start-up company focusing on smart card technology which is used for online financial and secured authentication. In 1995 Mr. Chan co-founded Trade Easy, now a publicly traded company in Hong Kong which engages in the business of providing trade services for Hong Kong and Chinese manufacturers both online and offline.

Daniel McKinney
Director

            Since January 2006, Daniel McKinney has been a member of board of directors. Prior to joining us, Mr. McKinney founded Asia Properties, Inc. in August 1999. From March 1981 until August 1999, Mr. McKinney established McKinney International, a Hong Kong based company engaged in cutting gemstones and supplying world markets. From January 1982 to 1984, he founded the Hong Kong Gem & Jewelry show. From April 1984 to 1987, he worked to establish Wynmere Ltd., Thailand, a direct selling jewelry company with its manufacturing in Bangkok and gemstone sourcing in Hong Kong. In 1989, he established Coldway Ltd., an investment banking firm. In 1994, Mr. McKinney founded Cement Services, Ltd., a construction company, based in Bangkok. In April 1998, he founded Asia Properties, Inc. a Bangkok based public real estate company. From 1999 to 2001, Mr. McKinney served as a board member of Sunflower (USA) Ltd., a public company with a large industrial facility in China manufacturing copper pipes. From August 2004 to January 2006, Mr. McKinney served as a director of Savoy Resources Corp, a publicly traded mining company. Mr. McKinney graduated from Hong Kong International School in 1979 and studied Chemistry and Biology at Houston Baptist University from 1979 to 1981. Mr. McKinney speaks Cantonese, Thai, and some Portuguese.

Matthew Mecke
Director

            Since January 2006, Matthew Mecke has been a member of our board of directors. Mr. Mecke has also served as our president, principal executive officer from January 2006 to October 2007 and as our chairman of board of directors from January 2006 to December 2007. From October 2003 to January 2006, Mr. Mecke was a founder, vice chairman, president, and CEO of Asia Payment Systems (OTCBB: APYM). From October 1998 to July 1999, Mr. Mecke was a co-founder and served as Senior Vice President, Systems and Product Development for First Ecom.com (NASD: FECC), an international e-commerce payment gateway pioneer which linked e-commerce merchants with offshore back-end transaction processing systems. From April 1994 to July 1998, Mr. Mecke was an employee of First Data Corp. in the United States and Hong Kong. Mr. Mecke was responsible for middle management of retail card system operations. In the late 1990s, Mr. Mecke was a management executive of First Data Asia in Hong Kong, where his responsibilities included strategic planning, new business development, e-commerce applications and pricing.

Shawnee Merten
Director

            Since October 2007, Shawnee Merten has been a member of our board of directors. Since April 1988, Mr. Merten has operated his own company, Event Booking & Services, an event consulting and management company, located in Huntington Beach, California. Mr. Merten works with various companies, events and organizations to help them get their business started, re-organize some portion of their business or oversee the operation of the business for a specified period of time.

Ben Yan
President and Chief Executive Officer

            Since October 30, 2007, Ben Yan has been our President and Chief Executive Officer. Ben has over 25 years of extensive management experience with Fortune 100 companies including Hewlett-Packard, Sun Microsystems and Abbot Laboratory. Telecommunications has always been in the forefront throughout Mr. Yan's successful career and being an entrepreneur at heart, Ben co-founded GT Group Telecom that became a regulated telecommunications CLEC with nationwide fibre optic networks, corporate facilities and over 1,000 employees serving the small and medium sized companies across Canada. Group Telecom exceeded CAN$225 million in annual revenues trading on the TSX and NASDAQ exchanges. Group Telecom has since been acquired by Bell Canada. Prior to his CEO post at Sino Fibre, Ben has held several director appointments on the boards of national telecom entities, scheduled public speaking engagements and offered professional services for business development to national and global enterprises.

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

Audit Committee and Charter

            We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors. Except for Samuel Chan who acts as our Secretary and Treasurer, all of our directors are deemed independent as they do not hold positions as officers of our Company. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ben Yan	2007	6,000*	0	0	0	0	0	0	6,000
Principal Executive	2006	0	0	0	0	0	0	0	0
Officer from November 1,	2005	0	0	0	0	0	0	0	0
2007 to present

Matthew Mecke	2007	95,000	0	0	0	0	0	0	95,000
President & Principal	2006	114,000	0	0	0	0	0	0	114,000
Executive Officer until	2005	0	0	0	0	0	0	0	0
October 31, 2007

Glenn Henricksen	2007	14,375	0	0	0	0	0	0	14,375
Principal Accounting	2006	16,750	0	6,918	0	0	0	0	23,668
Officer and Principal	2005	0	0	0	0	0	0	0	0
Financial Officer
Until December 15, 2007

            * Mr. Ben Yan also received consulting fees of $30,000 for the period from January 1 to October 31, 2007.

(1)   Matthew Mecke resigned as President and Chief Executive Officer on October 30, 2007.

(2)   Ben Yan was appointed President and Chief Executive Officer on October 30, 2007. Mr. Yan is also the Chief Accounting Officer until a new Chief Financial Officer is appointed.

(3)   Glenn Henricksen resigned as Chief Financial Officer on December 14, 2007.

We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have revenue.

Compensation of Directors

            The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table
		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Matthew Mecke	2007	95,000	0	0	0	0	0	95,000
	2006	114,000	0	0	0	0	0	114,000

Daniel McKinney	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Samuel Chan	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

Shawnee Merten	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

	As of March 31, 2008
Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors
Dan Bouillet P.O. Box 75210 White Rock, B.C. Canada V4B 5L4	300,000	1.1%
Samuel Chan 1900 Pepper Street Alhambra, CA 91801	0	0%
Daniel McKinney F-15, 6E Mar Vista Resort #1 Batu Ferringhi ROA Penang, Malaysia	1,500,000	5.6%
Matthew Mecke 39th Floor, One Exchange Square 8 Connaught Place Central, Hong Kong	230,027	0.9%
Shawnee Merten 7071 Warner Avenue, F-130 Huntington Beach, CA 92647	0	0%
Ben Yan 405 Lexington Avenue, 26th Floor New York, NY 10174	0	0%
Directors and Executive Officers as a Group (Six Persons)	2,030,027	7.5%
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)
James Lin 125 North Deheny Drive Beverly Hills, CA	2,961,582	11.1%
Feng Hai Qin Room 803, Building B Jing Meng Hi Tech Plaza #5 Shang Di Dong Road Beijing, China 1000085	1,384,633	5.2%
Greater Asia Capital Ltd. 901B, Kinwick Centre 32 Hollywood Road Central, Hong Kong	1,370,787	5.2%

	As of March 31, 2008
Name and Address of Beneficial Owner	Shares(1)	Percent
Alan Dubreuil 7 Edgepark Way Calgary, AB T3A 4G4	1,822,191	6.8%
Feng Hai Qin Room 803, Bldg B Jing Meng High Tech Plaza No 5 ShangDi Dong Road Haideian District, Bejing 100085 China	1,384,633	5.2%
Wan Ning Lai 6818 Linden Avenue Burnaby, BC V5E 3G4	2,024,657	7.6%

[1]        The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Matthew Mecke the only "promoter" of our company.

Changes in Control

            There are no arrangements which may result in a change of control of Sino Fibre Communications, Inc. There are no known persons that may assume control of us after the offering.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

a)	As of December 2007, the Company owes $332,384 to related parties.

b)

During the year ended December 31, 2007, the Company paid a total of $101,000 as salary to the Company's CEO. As of December 31, 2007, the Company owed the CEO and former CEO in the amount of $294,459 as expense reimbursements and unpaid salary.

c)	During the year ended December 31, 2007, the Company paid a total of $14,375. As of December 31, 2007, the Company owed the former CFO in the amount of $29,375 as unpaid salary.

d)	As of December 31, 2007, the Company owed one of its directors in the amount of $8,550 as expense reimbursements.

PART IV

ITEM 13.         EXHIBITS

Exhibits

            The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-138561 on November 11, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
5.1	Opinion of Conrad C. Lysiak, Attorney at Law(1)
10.1	Memorandum of understanding with Sino-Con Telecomm Group., Ltd.(1)
10.2	Memorandum of understanding with Trans Pacific Telecom Inc.(1)
10.3	Consulting Agreement with Daniel Bouillet(1)
10.4	Consulting Agreement with Ye Lian Zhei(1)
10.5	Consulting Agreement with Eric Fore(1)
10.6	Consulting Agreement with Glenn Henricksen(1)
10.7	Form of the subscription agreement for the convertible notes (including the form of convertible note certificate and the form of warrant certificate)(3)
10.8	Co-operation agreement with China Association of Small and Medium Enterprises(4)
14.1	Code of Ethics(2)
21.1	Subsidiaries of the Company: None
23.1	Consent of Weinberg & Company, P.A.(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended(5)
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended(5)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
99.1	Audit Committee Charter(2)
99.2	Disclosure Committee Charter(2)

(1)       Incorporated herein by reference from the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 11, 2006.

(2)       Incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2007.

(3)       Incorporated herein by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(4)       Incorporated herein by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008.

(5)       Filed herewith.

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

2007	$26,400	Malone & Bailey PC
2007	$31,371	Weinberg & Company
2006	$129,544	Weinberg & Company

(2)        Audit-Related Fees

            The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2007	$	Malone & Bailey PC and Weinberg & Company
2006	$	Weinberg & Company

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$	Malone & Bailey PC and Weinberg & Company
2006	$	Weinberg & Company

(4)        All Other Fees

            The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$	Malone & Bailey PC and Weinberg & Company
2006	$	Weinberg & Company

(5)        Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)        The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO FIBRE COMMUNICATIONS, INC.

By:       /s/ Ben Yan
             Ben Yan
             President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Samuel Chan
             Samuel Chan
             Director
             Date: April 22, 2008

By:       /s/ Daniel McKinney
             Daniel McKinney
             Director
             Date: April 22, 2008

By:       /s/ Matthew Mecke
             Matthew Mecke
             Director
             Date: April 22, 2008

By:       /s/ Shawnee Merten
             Shawnee Merten
             Director
             Date: April 22, 2008