Form 10KSB/A
period 2007-12-31
Sino Fibre Communications, Inc.
filed 2008-04-24
CIK 1380457

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
Houston, Texas
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Sino Fibre Communications, Inc.

We have audited the accompanying balance sheet of Sino Fibre Communications, Inc., a development state company, (the 'Company") as of December 31, 2006 and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended and for the period from August 19, 1999 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Fibre Communications, Inc., a development stage company, as of December 31, 2006 and the results of their operations and their cash flows for the year then ended and for the period from August 19, 1999 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss, a negative cash flow from operations, a working capital deficiency and a stockholders' deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is described in Note 1. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
June 13, 2007

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