Form 10-Q
period 2008-03-31
Sino Fibre Communications, Inc.
filed 2008-05-20
CIK 1380457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52709

SINO FIBRE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)
Nevada	760616470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
The Chrysler Building 405 Lexington Ave, 26th Fl New York NY	10174
(Address of principal executive offices)	(Zip Code)
(212) 907-6522
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filed," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 16, 2008, the issuer had 33,465,145 shares of common stock outstanding.

SINO FIBRE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Sino Fibre Communications, Inc. are included in this quarterly report on Form 10-Q:

Sino Fibre Communications, Inc.
(A Development Stage Company)

Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007

Assets Current:
Cash	$219,596	$378,732
Certificate of deposit	20,000	-

Total Current Assets	239,596	378,732

License agreement	200,000	200,000

Total Assets	$439,596	$578,732

Liabilities
Current:
Accounts payable and accrued liabilities	$288,309	$283,662
Interest payable	1,411	1,683
Due to related parties	363,920	332,384
Common stock to be issued for subscriptions funds received	-	50,000
Common stock to be issued for consulting services rendered	-	87,500
Convertible notes	34,422	224,896

Total Current Liabilities	688,062	980,125

Stockholders' Deficit

Common Share, $0.001 par value; 25,000,000 shares authorized;
Issued and outstanding:
27,097,677 and 16,481,000, respectively	27,098	16,481
Additional paid-in capital	1,915,070	1,282,002
Deficit accumulated during the development stage	(2,190,634)	(1,699,876)
Total Stockholders' Deficit	(248,466)	(401,393)

Total Liabilities and Stockholders' Deficit	$439,596	$578,732

See accompanying notes to the financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For The Three Months Ended March 31, 2008	For The Three-Month Ended March 31, 2007	For The Period From August 19, 1999 (Inception ) Through March 31, 2008

Revenue	$-	$-	$60

Operating expenses

General and administrative	7,164	3,950	94,533
Management fees	9,000	28,500	230,500
Professional fees	107,447	33,500	380,091
Travel	11,419	-	11,419
Consulting	41,000	69,253	1,152,182

Total operating expenses	176,030	135,203	1,868,725

Loss from operations	(176,030)	(135,203)	(1,868,665)

Interest and other income (expense), net	(314,728)	-	(316,394)
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(490,758)	(135,203)	(2,186,059)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(490,758)	$(135,203)	$(2,190,634)

Weighted average number
of shares outstanding - basic and diluted	18,648,244	16,481,400
Net loss per share -
basic and diluted	$(0.03)	$(0.01)

See accompanying notes to the financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Statements of Stockholders' Deficit
For the Period From August 19, 1999 (Inception) Through March 31, 2008
(Unaudited)
								Deficit
								Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance - August 19, 1999 (Inception)		$-	-	$-	$-	$-	$-	$-	$-

Stock issued in August 1999 for organizational expenses at $0.001 per share	2,500,000	2,500	-	-	-	-	-	-	2,500

Organizational expenses incurred by a director on behalf of the Company		-	-	-	75	-	-	-	75

Stock issued in August 1999 for "The Biocatalyst License" at a fair value of $0.001 per share	2,000,000	2,000	-	-	-	-	-	-	2,000

Net loss	-	-	-	-	-	-	-	(4,575)	(4,575)

Balance - December 31, 1999	4,500,000	4,500	-	-	75	-	-	(4,575)	-

Net loss		-	-	-	-	-	-	-	-

Balance - December 31, 2000	4,500,000	4,500	-	-	75	-	-	(4,575)	-

Net loss		-	-	-	-	-	-	(4,610)	(4,610)

Balance - December 31, 2001	4,500,000	4,500	-	-	75	-	-	(9,185)	(4,610)

Stock issued in January 2002 for expenses at $0.001 per Share	4,610,000	4,610	-	-	-	-	-	-	4,610

Stock issued in July 2002 for debt settlement at $0.001 per Share	500,000	500	-	-	-	-	-	-	500

Donated rent		-	-	-	500	-	-	-	500

Net loss		-	-	-	-	-	-	(525)	(525)

Balance - December 31, 2002	9,610,000	9,610	-	-	575	-	-	(9,710)	475

Stock issued in January and June 2003 for expenses at $0.001 per share	3,859,000	3,859	-	-	-	-	-	-	3,859

Donated rent	-	-	-	-	500	-	-	-	500

Net loss	-	-	-	-	-	-	-	(5,644)	(5,644)

Balance - December 31, 2003	13,469,000	13,469	-	-	1,075	-	-	(15,354)	(810)

Stock issued in January, July, and August 2004 for expenses at $0.01 per share	416,000	416	-	-	3,744	-	-	-	4,160

Stock issued in September 2004 for expenses at $0.10 per Share	5,000	5	-	-	495	-	-	-	500

Stock issued in July 2004 for cash at $0.01 per share	1,000,000	1,000	-	-	9,000	-	-	-	10,000

Stock issued in September and December 2004 for cash at $0.10 per share	200,100	200	-	-	19,810	-	-	-	20,010

Donated rent	-	-	-	-	500	-	-	-	500

Deferred compensation	-	-	-	-	-	-	(167)	-	(167)

Net loss	-	-	-	-	-	-	-	(38,768)	(38,768)

Balance - December 31, 2004	15,090,100	15,090	-	-	34,624	-	(167)	(54,122)	(4,575)

See accompanying notes to the financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficiency
For the Period From August 19, 1999 (Inception) Through March 31, 2008
(Unaudited)

								Deficit Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	-	$-	$1,119	$-	$-	$-	$1,130

Stock subscriptions received in cash in November 2004	-	-	40,000	40	9,960	-	-	-	10,000

Stock subscribed in December 2005	-	-	1,040,000	1,040	258,960	(260,000)	-	-	-

Donated rent	-	-	-	-	500	-	-	-	500

Deferred compensation	-	-	-	-	-	-	167	-	167

Net loss	-	-	-	-	-	-	-	(43,889)	(43,889)

Balance - December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$-	$(98,011)	$(36,667)

Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	-	-	334,980

Donated accounting fee	-	-	-	-	1,000	-	-	-	1,000

Net loss	-	-	-	-	-	-	-	(673,255)	(673,255)

Balance - December 31, 2006	16,481,400	$16,481	-	$-	$380,843	$-	$-	$(771,266)	$(373,942)

Stock based compensation	-	-	-	-	526,055	-	-	-	526,055

Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104

Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)

Balance - December 31, 2007	16,481,400	$16,481	-	$-	$1,282,002	$-	$-	$(1,699,876)	$(401,393)

Shares issued	492,587	493			137,007				137,500

Common shares for convertible notes	10,123,690	10,124	-	-	496,061	-	-	-	506,185

Net loss	-	-	-	-	-	-	-	(490,758)	(490,758)

Balance - March 31, 2008	27,097,677	$27,098	-	$-	$1,915,070	$-	$-	$(2,190,634)	$(248,466)

See accompanying notes to the financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three-Months Ended March 31, 2008	For the Three-Months Ended March 31, 2007	For the Period From August 19, 1999 (Inception) Through March 31, 2008
Cash Flows From Operating Activities
Net loss	$(490,758)	$(135,203)	$(2,190,634)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	-	-	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	-	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	-	27,953	526,055
Common stock issued for interest on convertible debt	6,185	-	6,185
Amortization of debt discount	309,526		309,526
Changes in operating assets and liabilities:
Due to related parties	(1,464)	49,117	300,438
Accounts receivable	-	-	(60)
Interest payable	(272)	-	1,411
Prepaid expenses	-	5,100	-
Accounts payable and accrued liabilities	37,647	53,051	321,309
Net cash used in operating activities	(139,136)	18	(618,316)

Cash Flows From Investing Activities
Purchase of license agreement	-	-	(200,000)
Purchase of certificate of deposit	(20,000)	-	(20,000)
Net cash used in investing activities	(20,000)	-	(220,000)

Cash Flows From Financing Activities
Restricted cash	-	-	10,000
Borrowing from related parties	-	-	31,792
Proceeds from convertible notes	-	-	600,000
Proceeds from stock subscriptions	-	-	50,000
Common stock issued for cash, net	-	-	366,120
Net cash provided by financing activities	-	-	1,057,912

Net increase/(decrease) in cash	(159,136)	18	219,596
Cash, beginning of year	378,732	5	-
Cash, end of year	$219,596	$23	$219,596

Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001 per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001 per share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period expenses	-	-	1,810
Restricted cash received for stock subscriptions and held in escrow	-	-	10,000
10,123,690 shares were issued when debt was converted	500,000		500,000

See accompanying notes to the financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2008
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sino Fibre Communications, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10-KSB have been omitted.

Accounting Policies

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

Certificate of Deposit

Certificates of deposit are stated at estimated fair value based on publicly available market information.

Intangible Assets

Intangible assets with indefinite lives are not subject to amortization. At March 31, 2008 and December 31, 2007, such intangible assets consist of a license agreement. Tests for impairment are performed at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. Impairment tests include a comparison of estimated undiscounted cash flows associated with the asset to the asset's carrying amount. If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

2.

Going Concern

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $490,758 and negative cash flows from operations of $139,136 for the three months ended March 31, 2008 and had a working capital deficit of $448,466, and a stockholders' deficiency of $248,466 at March 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management's plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2008. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Related Party Transactions

a)	As of March 31, 2008, the Company owes $363,920 to related parties.

b)

For the three months ended March 31, 2008, the Company paid a total of $9,000 as salary to the Company's CEOs. As of March 31, 2008, the Company owed its CEO and former CEO in the amount of $295,045 as expense reimbursements and unpaid salary.

c)	As of March 31, 2008, the Company owed the former CFO in the amount of $29,375 as unpaid salary.

d)

During the three months ended March 31, 2008, the Company paid consultant fees of $9,000 to one of its 10% or more ownership shareholder. As of March 31, 2008, the Company owed one of its 10% or more ownership shareholder in the amount of $39,500 as consulting fees.

4.	Common Stock

In March 2008, Sino issued 10,123,690 common shares for convertible notes of $500,000 and interest accrued of $6,185.

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

5.	Commitments

In March 2008, Sino committed to set up two separate business units to pursuit business development projects with Sino-Con/SCRC and joint venture with CAMSE.

6.	Subsequent Events

a)

In April 2008, Sino compensated 276,000 common shares to previous investors and granted 7,700,000 common shares to officers, directors and consultants for services performed. In May 2008, 7,976,000 shares of common stock were issued in payment of such compensation and services performed.

b)	In April 2008, Sino granted 700,000 stock options to consultant, management, director and shareholder for services performed.

c)

In April 2008, Sino sold 1,671,416 units at $0.31 per unit for net proceeds of $518,138.96. Each unit consists of one common share and one warrant with an exercise price of $0.31. These warrants have a term of two years. Sino used $500,000 of the proceeds as an investment in a joint venture.

d)	In April 2008, Sino signed a month to month lease agreement for its shared service office space in Hong Kong at a monthly rental of $231.

e)	In April 2008, the Company's director, Daniel McKinney, replaced Ben Yan as the Company's CEO.

f)	On April 29, 2008, Sino Fibre entered into an agreement to receive capital raising and financial advisory services free of charge.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

We are a development stage company and have not yet generated or realized any revenues from our current business operations. We currently do not intend to buy or sell any plant or significant equipment during the next twelve months. We currently do not intend to conduct any product research or development other than as set out below. Further, we do not expect significant changes in the number of employees.

One of our specific goals is to promote Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con's fiber optic backbone services to foreign telecommunications carriers and corporate users and to assemble a client database. We intend to do this by completing an exclusive services agreement with Sino Con Telecomm Group as soon as is practicable and to determine the demand for such services by international companies and telecom carriers and to market these services directly to such companies and carriers. Once clients have been secured, we intend to hire at least five full time employees.

Our other specific goal is to devote resources and continue our joint venture with China Association of Small and Medium Enterprises ("CASME"). The joint venture company, China Business Online Company Limited, will explore the Chinese market and introduce e-business and provide barter trade services to Chinese small and medium sized enterprises. CASME is administered by the Chinese National Development and Reform Commission. Sino Fibre intends to invest $6 million dollars to own 85% and will manage the joint venture company business, and CASME intends to bring in Chinese central government sanction, assistance and support, as well as its 4.5 million medium and small private business members to begin the business-to-business and barter exchange will own the remaining 15% of the joint venture.

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

To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group., Ltd. to use Sino-Con's fiber optic backbone service or we will have to generate revenues from China Business Online Company Limited, our joint venture company with CASME.

We will require additional financing to cover our costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2008 or during last two years.

Expenses

We incurred operating expenses of $176,030 for the three-month period ended March 31, 2008, as compared to $135,203 for the same period in 2007. This increase of $40,827 or 30% for the three-month period over the same period last year was the result of an increase in professional fees and travel expenses. Our general and administrative expenses increased to $7,164 for the three months ended March 31, 2008 from $3,950 for the three months ended March 31, 2007. This increase of 81% was due to an increase in business activities. Our management fees decreased to $9,000 for the three-month period ended March 31, 2008 from $28,500 for the three-month period ended March 31, 2007, a decrease of 68%, which was due to a change of management. Our professional fees increased to $107,447 for the three months ended March 31, 2008 from $33,500 for the same period in 2007, an increase of 220% due to a joint venture set-up in China. Our travel expenses increased to $11,419 for the three-month period ended March 31, 2008 from nil for the three-month period ended March 31, 2007 and this increase was due to an increase in business development. Our consulting expenses decreased to $41,000 for the three-month period ended March 31, 2008 from $69,253 for the three-month period ended March 31, 2007, a decrease of 41% due to the expiration of certain consulting agreements.

Liquidity and Capital Resources

As at March 31, 2008, we had cash and certificates of deposit of $239,596 and a working capital deficit of $448,466.

Cash Used in Operating Activities

Net cash used in operating activities was $139,136 for the three-month period ended March 31, 2008. For the same period in 2006, there was net cash of $18. For the period from August 19, 1999 (inception) to March 31, 2008, net cash used in operating activities was $618,316. These balances are mainly made up of our net losses as disclosed above.

Cash Used in Investing Activities

Net cash used in investing activities was $20,000 for the three-month periods ended March 31, 2008 and 2007. Net cash used in investing activities was $220,000 for the period from August 19, 1999 (inception) to March 31, 2008.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. We did not obtain any cash from financing activities during the three months ended March 31, 2008. However, from our incorporation on August 19, 1999 to March 31, 2008, we have raised a total of $1,057,912 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Going Concern

We are a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun, but we have not generated revenues to date. For these reasons, our auditors stated in their report for the period from August 19, 1999 (inception) through December 31, 2006 that they have substantial doubt we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are not effective because there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work preformed by our Chief Executive Officer in the preparation of audit and financial statements, footnotes and financial data provided to Sino Fibre's registered public accounting firm in connection with the annual audit. All of our accounting functions including financial reporting are currently carried out and reviewed by our Chief Executive Officer. At this time, we do not have a Chief Financial Officer and we do not have a separate audit committee. The lack of accounting staff results in a lack of segregation of duties and technical accounting experience necessary for an effective internal control system.

We recognize the importance of internal controls. As we are currently a development stage company with limited ongoing financial operations, management is making an effort to mitigate this material weakness to the fullest extent possible. At present this is done by having the Chief Executive Officer review our financial statements, account reconciliations and accounts payable reports that have been prepared by financial consultant for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented. As we grow in size and as our finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

During the three-month period ended March 31, 2008, there have not been any changes in the our internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting. However, please note the discussion above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2008, convertible note holders holding approximately $506,185 in principal and interest amount converted their convertible notes into shares of common stock of the Company. As a result of this conversion, a total of 10,123,690 shares of common stock and warrants to purchase 10,123,690 shares of common stock were issued in March 2008. We completed the private placement of these 5% convertible notes due January 1, 2009 for an aggregate principal amount of $600,000 in December 2007. The principal amount of the convertible notes, and all accrued and unpaid interest thereon, is due and payable on the maturity date. The convertible notes are pre-payable at any time without premium or penalty. The holders of these convertible notes are entitled at their option to convert all or any portion of the principal amount of their convertible note into units, with each unit consisting of one share of common stock of Sino Fibre and one warrant to purchase one share of common stock, at any time after 90 days from the issuance of their convertible note and subject to other conditions. The conversion price is $0.05 per unit. Upon conversion, the interest accrued or accruing from the date of issuance to the date of conversion will be paid in units calculated at $0.05 per unit and will constitute payment in full of any such interest on the same terms as would otherwise apply to the conversion of the principal amount. Each warrant entitles the holder to purchase one share of common stock for up to two years from the date of issuance of the warrant with an exercise price equal to $0.20 per share. The convertible notes were offered and sold to purchasers who purchased as offshore investors in compliance with Regulation S adopted under the Securities Act of 1933, as amended. The offering of the convertible notes was non-brokered. The proceeds of the convertible note offering is used to pursue potential business opportunities, including opportunities with Sino-Con Telecom Group Co., Ltd. and for general working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2008 other than as follows. On December 10, 2007 our Board of Directors unanimously approved the amendment to our articles of incorporation to increase our authorized stock from 25,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001 per share. Subsequent to our board of directors' approval of the amendment, the holders of the majority of the outstanding shares of common stock of our company provided their written consent to the amendments to our articles of incorporation on January 11, 2008. An information statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 in regard to this amendment was sent to all security holders. Following the expiration of the twenty-day period required by Rule 14c and the provisions of Chapter 78 of the Nevada Revised Statutes, our company filed articles of amendment to amend our articles of incorporation to give effect to the amendment.

Item 5. Other Information.

In March 2008, convertible note holders holding approximately $506,185 in principal and interest amount converted their convertible notes into shares of common stock of the Company. As a result of this conversion, a total of 10,123,690 shares of common stock and warrants to purchase 10,123,690 shares of common stock were issued in March 2008.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit
31.1	Certification of principal executive officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO FIBRE COMMUNICATIONS, INC.

By:

/s/ Daniel Mckinney
______________________________________
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

May 20, 2008