Form 10-Q
period 2008-06-30
Sino Fibre Communications, Inc.
filed 2008-08-15
CIK 1380457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(212) 907-6522
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 30, 2008, the issuer had 33,850,573 shares of common stock outstanding.

SINO FIBRE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  June 30, 2008 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

The following unaudited interim financial statements of Sino Fibre Communications, Inc. are included in this quarterly report on Form 10-Q:

Consolidated Balance Sheets (Unaudited) 5

Consolidated Statements of Operations (Unaudited) 6

Consolidated Statements of Stockholders’ Deficit (Unaudited) 7

Consolidated Statements of Cash Flows (Unaudited) 9

Notes to the Consolidated Financial Statements (Unaudited) 10

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Balance Sheets
(Unaudited)

	June 30 2008	December 31, 2007

Assets Current:
Cash	$724,319	$378,732
Certificate of deposit	20,000	-

Total Current Assets	744,319	378,732

Deposit on fiber optic network	2,000,000	200,000

Total Assets	$2,744,319	$578,732

Liabilities
Current:
Accounts payable and accrued liabilities	$173,262	$283,662
Interest payable	1,411	1,683
Due to related parties	390,565	332,384
Common stock to be issued for subscriptions funds received	-	50,000
Common stock to be issued for consulting services rendered	-	87,500
Convertible notes	16,959	224,896

Total Current Liabilities	582,197	980,125

Stockholders’ Equity (Deficit)

Common Share, $0.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
34,443,160 and 16,481,000, respectively	34,443	16,481
Additional paid-in capital	5,539,706	1,282,002
Deficit accumulated during the development stage	(3,412,027)	(1,699,876)
Total Stockholders’ Equity (Deficit)	2,162,122	(401,393)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,744,319	$578,732

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30, 2008	For The Three Months Ended June 30, 2007

Revenue	$-	$-

Selling, general and administrative expenses	1,239,337	429,685

Loss from operations	(1,239,337)	(429,685)

Interest and other income (expense), net	17,945	-

Net loss	$(1,221,392)	$(429,685)

Weighted average number
of shares outstanding	32,711,072	16,481,400

Net loss per share
basic and diluted	$(0.04)	$(0.03)

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For The Six Months Ended June 30, 2008	For The Six Months Ended June 30, 2007	For The Period From August 19, 1999 (Inception ) Through June 30, 2008

Revenue	$-	$-	$60

Selling, general & administrative expenses	1,415,367	564,888	3,108,062

Loss from operations	(1,415,367)	(564,888)	(3,108,062)

Interest and other income (expense), net	(296,784)	-	298,449
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(1,712,151)	(564,888)	(3,407,511)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(1,712,151)	$(564,888)	$(3,412,026)

Weighted average number
of shares outstanding – basic and diluted	24,889,488	16,481,400
Net loss per share -
basic and diluted	$(0.07)	$(0.03)

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit
For the Period From August 19, 1999 (Inception) Through June 30, 2008
(Unaudited)

								Deficit
								Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance – August 19, 1999 (Inception)		$–	–	$–	$–	$–	$–	$–	$–

Stock issued in August 1999 for organizational expenses at $0.001 per share	2,500,000	2,500	–	–	–	–	–	–	2,500

Organizational expenses incurred by a director on behalf of the Company		–	–	–	75	–	–	–	75

Stock issued in August 1999 for “The Biocatalyst License” at a fair value of $0.001 per share	2,000,000	2,000	–	–	–	–	–	–	2,000

Net loss	–	–	–	–	–	–	–	(4,575)	(4,575)

Balance – December 31, 1999	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	–	–

Balance – December 31, 2000	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	(4,610)	(4,610)

Balance – December 31, 2001	4,500,000	4,500	–	–	75	–	–	(9,185)	(4,610)

Stock issued in January 2002 for expenses at $0.001 per Share	4,610,000	4,610	–	–	–	–	–	–	4,610

Stock issued in July 2002 for debt settlement t $0.001 per Share	500,000	500	–	–	–	–	–	–	500

Donated rent		–	–	–	500	–	–	–	500

Net loss		–	–	–	–	–	–	(525)	(525)

Balance – December 31, 2002	9,610,000	9,610	–	–	575	–	–	(9,710)	475

Stock issued in January and June 2003 for expenses at $0.001 per share	3,859,000	3,859	–	–	–	–	–	–	3,859

Donated rent	–	–	–	–	500	–	–	–	500

Net loss	–	–	–	–	–	–	–	(5,644)	(5,644)

Balance – December 31, 2003	13,469,000	13,469	–	–	1,075	–	–	(15,354)	(810)

Stock issued in January, July, and August 2004 for expenses at $0.01 per share	416,000	416	–	–	3,744	–	–	–	4,160

Stock issued in September 2004 for expenses at $0.10 per Share	5,000	5	–	–	495	–	–	–	500

Stock issued in July 2004 for cash at $0.01 per share	1,000,000	1,000	–	–	9,000	–	–	-	10,000

Stock issued in September and December 2004 for cash at $0.10 per share	200,100	200	–	–	19,810	–	–	–	20,010

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	(167)	–	(167)

Net loss	–	–	–	–	–	–	–	(38,768)	(38,768)

Balance – December 31, 2004	15,090,100	15,090	–	–	34,624	–	(167)	(54,122)	(4,575)

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency
For the Period From August 19, 1999 (Inception) Through June 30, 2008
(Unaudited)

								Deficit Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–	$–	$–	$1,130

Stock subscriptions received in cash in November 2004	–	–	40,000	40	9,960	–	–	–	10,000

Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)	–	–	–

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	167	–	167

Net loss	–	–	–	–	–	–	–	(43,889)	(43,889)

Balance – December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$–	$(98,011)	$(36,667)

Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	–	–	334,980

Donated accounting fee	-	–	–	–	1,000	–	–	–	1,000

Net loss	–	–	–	–	–	–	–	(673,255)	(673,255)

Balance – December 31, 2006	16,481,400	$16,481	–	$–	$380,843	$–	$–	$(771,266)	$(373,942)

Stock based compensation	-	-	-	-	526,055	-	-	-	526,055

Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104

Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)

Balance – December 31, 2007	16,481,400	$16,481	–	$–	$1,282,002	$–	$–	$(1,699,876)	$(401,393)

Shares issued	492,587	493			137,007				137,500

Common shares for convertible notes	10,123,690	10,124	-	-	496,061	-	-	-	506,185

Shares issued for cash	2,356,844	2,356	-	-	728,265	-	-	-	730,621

Stock based compensation Shares issued for deposit on fiber optic network	3,076,000 5,000,000	3,076 5,000			1,098,284 1,795,000				1,101,360 1,800,000

Shares cancelled	(3,087,361)	(3,087)			3,087				-

Net loss	-	-	-	-	-	-	-	(1,712,151)	(1,712,151)

Balance – June 30, 2008	34,443,160	$34,443	-	$-	$5,539,706	$-	$-	$(3,412,027)	$2,162,122

See accompanying notes to the unaudited consolidated  financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period From August 19, 1999 (Inception) Through June 30, 2008
Cash Flows From Operating Activities
Net loss	$(1,712,151)	$(564,888)	$(3,412,026)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	1,101,360 -	-	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	-	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	-	367,838	1,627,415
Common stock issued for interest on convertible debt	6,185	-	6,185
Amortization of debt discount	292,065		292,065
Changes in operating assets and liabilities:
Accounts receivable	-	-	(60)
Interest payable	(272)	-	1,411
Prepaid expenses	-	5,100	-
Accounts payable and accrued liabilities	(77,401)	56,555	206,260
Net cash used in operating activities	(390,214)	(135,395)	(1,171,296)

Cash Flows From Investing Activities
Deposit on fiber optic network	-	-	(200,000)
Purchase of certificate of deposit	(20,000)	-	(20,000)
Net cash used in investing activities	(20,000)	-	(220,000)

Cash Flows From Financing Activities
Restricted cash	-	-	10,000
Borrowing from related parties	25,180	85,398	358,874
Proceeds from convertible notes	-	-	600,000
Proceeds from stock subscriptions	-	50,000	50,000
Common stock issued for cash, net	730,621	-	1,096,741
Net cash provided by financing activities	755,801	135,398	2,115,615

Net increase/(decrease) in cash	345,587	3	724,319
Cash, beginning of year	378,732	5	-
Cash, end of year	$724,319	$8	$724,319

Non-cash Investing and Financing Activities:
2,000,000 shares were issued for the acquisition of a License	-	-	$2,000
Debt issued for website domain name	-	-	$5,000
500,000 shares were issued in settlement of debt	-	-	$500
136,000 shares were issued to settle prior period expenses	-	-	$1,810
Restricted cash received for stock subscriptions and held in escrow	-	-	$10,000
10,123,690 shares were issued when debt was converted	$500,000		$500,000
Stock issued for deposit on fiber optic network	1,800,000		1,800,000

See accompanying notes to the Consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sino Fibre Communications, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10-KSB have been omitted.

Accounting Policies

Stock Based Compensation

On January 1, 2006, Sino Fibre  adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for employee service. Sino Fibre  utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.  We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Certificate of Deposit

Certificates of deposit are stated at estimated fair value based on publicly available market information.

Intangible Assets

Intangible assets with indefinite lives are not subject to amortization.  At June 30, 2008 and December 31, 2007, such intangible assets consist of a license agreement.  Tests for impairment are performed at least annually, or more frequently if events or circumstances indicate that the asset might be impaired.  Impairment tests include a comparison of estimated undiscounted cash flows associated with the asset to the asset’s carrying amount.  If the fair value is less than the carrying value of the asset, an impairment charge is recorded to reduce the value of the asset to fair value.

Principles of Consolidation

The consolidated financial statements include the accounts of Sino Fibre  and it 85% owned subsidiary, China Business Online, after elimination of all significant inter-company accounts and transactions. Minority interests reflecting the 15% equity interest of outside owners has not been reflected as the only transaction has been an equity investment of $700,000 by Sin Fibre and operations have not commenced.

2.  Going Concern

Sino Fibre  is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but Sino Fibre  has not generated significant revenues to date. Sino Fibre  had a net loss of $1,712,151 and negative cash flows from operations of $365,034 for the six months ended June 30, 2008 and had a working capital deficit of $537,878, and a stockholders’ equity of $2,162,122 at June 30, 2008. These matters raise substantial doubt about Sino Fibre ’s ability to continue as a going concern. Continuation of Sino Fibre 's existence is dependent upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2008. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Deposit on Fiber Optic Network

The deposit on a fiber optic network in the amounts of $2,000,000 and $200,000 as of June 30, 2008 and December 31, 2007, respectively, represents a security deposit made by Sino to Sino-Con Management Company Limited for the exclusive right to sales and leasing of the Sino Con 32,000 km China nationwide fiber optic backbone.

4.
Related Party Transactions

a) As of June 30, 2008, Sino Fibre  owes $390,565 to related parties.
b) For the six months ended June 30, 2008, Sino Fibre  paid a total of $11,200 as salary to the Company’s former CEOs.  As of June 30, 2008, Sino Fibre  owed its CEO and former CEOs $312,689 as expense reimbursements and unpaid salary.
c) As of June 30, 2008, Sino Fibre  owed the former CFO $29,375 as unpaid salary.

5.	Shareholders’ Equity

In May 2008, Sino cancelled 3,087,361 shares per board minutes.

In April and May 2008, Sino compensated 376,000 common shares to previous investors and granted 2,700,000 common shares to officers, directors and consultants for services performed.  In May 2008, 3,076,000 shares of common stock were issued in payment of such compensation and services performed.

In April and May 2008, Sino sold 2,356,844 units at $0.31 per unit for net proceeds of $730,622.  Each unit consists of one common share and one warrant with an exercise price of $0.31.  These warrants have a term of two years.  Sino used $700,000 of the proceeds as an investment in a joint venture. The shares and warrants have relative fair values of $427,077 and $303,545, respectively.

The weighted average grant-date fair values of the warrants are between $0.22 and $0.23 per share. Variables used in the Black-Scholes option-pricing model include (1} risk-free interest rate of between 2.41% and 2.51%, (2) expected remaining life is the actual life of the warrants, (3) expected volatility is between 270% and 261%, and (4) zero expected dividends. Volatility is based on a basket of similar companies that trade in the U.S.

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

SUMMARY OF STOCK OPTIONS

1,650,000 options are without a stated exercise price, the exercise price will be a minimum of $0.25 but will be modified both after the filing of the S-8 related to the Employee Stock Option Plan and the first day of public trading after the Company ESOP Plan becomes effective. These options vest from 2006 through 2008. Sino Fibre  has not yet recognized related stock based compensation relating to these stock options since the exercise price could not be determined.

200,000 shares were granted at an exercise price of $0.25 in June 2006, equal to the private placement share price in January 2006.

1,350,000 of these options to purchase its common shares  have a term ranging from six months to three years. The fair value of these options of $367,839 was calculated using the Black-Scholes pricing model and was expensed to compensation in 2007.

Non-statutory Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007 2006	3,200,000	$.25	1
Granted	-
Outstanding at June 31, 2008	3,200,000	0.25	1

Options Expiration Summary
Options Outstanding		Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)	Vesting Date

1,650,000		1,650,000	1	-	2006- 2008
200,000		200,000	1.25		2006- 2008
1,350,00	0	1,650,000	1.25		June 2007- March 2010

Sino Fibre used the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 161%; risk-free interest rates of 4.9%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Sino Fibre uses the simplified method of calculating expected term as described in SAB 107.

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007	-
Granted	2,356,844	.31	.31	1.875
Exercised	-

Outstanding and Exercisable at June 30, 2008	2,356,844	.31	.31	1.875

Warrant Expiration Summary
NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTACTUAL LIFE (YEARS)	EXERCISE PRICE ($)

2,356,844	2,356,844	April and June 2010	2.31

6.	Commitments

	In June 2008, Sino signed a month to month lease agreement for its shared service office in New York at a monthly rental of $325.

	In May 2008, Sino entered into an agreement with consultant for services performed at a monthly compensation of $5,000 for 24 months.

	In May 2008, Sino entered into an agreement with Shenzhen Unionpay EPS Financial Service Co. Ltd. to develop online ecommerce in China.

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

7.	Subsequent Events

In July 2008, Sino retained Richardson & Patel, LLP as legal council.

Also in July 2008, Sino issued 200,000 shares to one of its consultants is lieu of cash for services rendered during 2007 and 100,000 shares for services rendered in 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

One of our specific goals is to promote Sino-Con Telecomm Group., Ltd., to promote and sell Sino-Con’s fiber optic backbone services to foreign telecommunications carriers and corporate users and to assemble a client database.  We intend to do this by completing an exclusive services agreement with Sino Con Telecomm Group as soon as is practicable and to determine the demand for such services by international companies and telecom carriers and to market these services directly to such companies and carriers.  Once clients have been secured, we intend to hire at least five full time employees.

Our other specific goal is to devote resources and continue our joint venture with China Association of Small and Medium Enterprises (“CASME”).  The joint venture company, China Business Online Company Limited, will explore the Chinese market and introduce e-business and provide barter trade services to Chinese small and medium sized enterprises.  CASME is administered by the Chinese National Development and Reform Commission.  Sino Fibre intends to invest $6 million dollars to own 85% and will manage the joint venture company business, and CASME intends to bring in Chinese central government sanction, assistance and support, as well as its 4.5 million medium and small private business members to begin the business-to-business and Barter Exchange will own the remaining 15% of the joint venture.

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

To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group., Ltd. to use Sino-Con’s fiber optic backbone service or we will have to generate revenues from China Business Online Company Limited, our joint venture company with CASME.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the six-month period ended June 30, 2008 or during last two years.

Expenses

We incurred selling, general and administrative expenses of $1,415,367 for the six-month period ended June 30, 2008, as compared to $564,888 for the same period in 2007.  This increase of $850,479or 151% for the six-month period over the same period last year was the result of a increase in consulting fees.  Our general and administrative expenses increased to $24,059 for the six months ended June 30, 2008 from $9,278 for the six months ended June 30, 2007.  This increase of 159% was due to an increase in business activities.  Our management fees decreased to $11,200 for the six-month period ended June 30, 2008 from $57,000 for the six-month period ended June 30, 2007, a decrease of 80%, which was due to a change of management.  Our professional fees increased to $161,617 for the six months ended June 30, 2008 from $36,371 for the same period in 2007, an increase of 344% due to a joint venture set-up in China.  Our travel expenses increased to $35,131 for the six-month period ended June 30, 2008 from zero for the six-month period ended June 30, 2007 and this increase was due to an increase in business development.  Our consulting expenses increased to $1,183,360 for the six-month period ended June 30, 2008 from $462,239for the six-month period ended June 30, 2007, an increase of 156% due to entering into   certain consulting agreements.

Liquidity and Capital Resources

As at June 30, 2008, we had cash and certificates of deposit of $744,319 and working capital of $5162,122.

Cash Used in Operating Activities

Net cash used in operating activities was $365,034 for the six-month period ended June 30, 2008.  For the same period in 2007, there was net cash used of $49,997.  For the period from August 19, 1999 (inception) to June 30, 2008, net cash used in operating activities was $844,214.  These balances are mainly made up of our net losses as disclosed above.

Cash Used in Investing Activities

Net cash used in investing activities was $20,000 and zero for the six-month period ended June 30, 2008 and 2007.  Net cash used in investing activities was $220,000 for the period from August 19, 1999 (inception) to June 30, 2008.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  We obtained net cash of $730,621 during the six months ended June 30, 2008 and $1,096,741 from our incorporation on August 19, 1999 to June 30, 2008 through private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Going Concern

We are a development stage company.  In a development stage company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, but we have not generated revenues to date.  For these reasons, our auditors stated in their report for the period from August 19, 1999 (inception) through December 31, 2007 that they have substantial doubt we will be able to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are not effective because there are material weaknesses in our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work preformed by our Chief Executive Officer in the preparation of audit and financial statements, footnotes and financial data provided to Sino Fibre’s registered public accounting firm in connection with the annual audit.  All of our accounting functions including financial reporting are currently carried out and reviewed by our Chief Executive Officer.  At this time, we do not have a Chief Financial Officer and we do not have a separate audit committee.  The lack of accounting staff results in a lack of segregation of duties and technical accounting experience necessary for an effective internal control system.

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

During the six-month period ended June 30, 2008, there have not been any changes in the our internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting.  However, please note the discussion above.

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

In April and May 2008, Sino sold 2,356,844 equity units at $0.31 per unit for net proceeds of $730,621.96.  Each unit consists of one common share and one warrant with an exercise price of $0.31.  These warrants have a term of two years.  The equity units were offered and sold to purchasers who purchased as offshore investors in compliance with Regulation S adopted under the Securities Act of 1933, as amended.  The offering of the equity units was non-brokered.  The proceeds of the equity units offering is used to pursue potential business opportunities, including opportunities and investment in a joint venture.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2008 other than as follows.  On December 10, 2007 our Board of Directors unanimously approved the amendment to our articles of incorporation to increase our authorized stock from 25,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001 per share.  Subsequent to our board of directors’ approval of the amendment, the holders of the majority of the outstanding shares of common stock of our company provided their written consent to the amendments to our articles of incorporation on January 11, 2008.  An information statement pursuant to Regulation 14C of the Securities Exchange Act of 1934  in regard to this amendment was sent to all security holders.  Following the expiration of the twenty-day period required by Rule 14c and the provisions of Chapter 78 of the Nevada Revised Statutes, our company filed articles of amendment to amend our articles of incorporation to give effect to the amendment.

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

Aug 14, 2008