Form 10-Q
period 2008-09-30
Sino Fibre Communications, Inc.
filed 2008-11-14
CIK 1380457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
+852-3101-7366
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 11, 2008, the issuer had  34,855,573  shares of common stock outstanding.

SINO FIBRE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  September 30, 2008 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I

FINANCIAL INFORMATION

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Balance Sheets
(Unaudited)

	September 30 2008	December 31, 2007

Assets Current:
Cash	$708,451	$378,732
Certificate of deposit	-	-

Total Current Assets	708,451	378,732

Deposit on fiber optic network	2,000,000	200,000

Total Assets	$2,708,451	$578,732

Liabilities
Current:
Accounts payable and accrued liabilities	$496,879	$283,662
Interest payable	1,411	1,683
Due to related parties	186,562	332,384
Common stock to be issued for subscriptions funds received	-	50,000
Common stock to be issued for consulting services rendered	-	87,500
Convertible notes	22,795	224,896

Total Current Liabilities	707,645	980,125

Stockholders’ Equity (Deficit)

Common Share, $0.001 par value; 200,000,000 shares authorized;
Issued and outstanding:
34,848,160and 16,481,000, respectively	34.848	16,481
Additional paid-in capital	5,647,996	1,282,002
Deficit accumulated during the development stage	(3,682,038)	(1,699,876)
Total Stockholders’ Equity (Deficit)	2,000,806	(401,393)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,708,451	$578,732

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September30, 2008	For The Three Months Ended September30, 2007

Revenue	$-	$-

Selling, general and administrative expenses	264,241	107,062

Loss from operations	(257,364)	(107,062)

Interest and other income (expense), net	(5771)	-

Net loss	$(270,012)	$(107,062)

Weighted average number
of shares outstanding	34,725,117	16,481,400
Net loss per share
basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September30, 2008	For The NineMonths Ended September30, 2007	For The Period From August 19, 1999 (Inception ) Through September30, 2008

Revenue	$-	$-	$60

Selling, general & administrative expenses	1,678,415	671,951	3,371,110

Loss from operations	(1,678,415)	(671,951),	(3,371,050)

Interest and other income (expense), net	(303,747)	-	(305,413)
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(1,982,162)	(671,951)	(3,677,463)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(1,982,162)	$(671,971)	$(3,682,038)

Weighted average number
of shares outstanding – basic and diluted	28,126,415	16,481,400
Net loss per share -
basic and diluted	$(0.07)	$(0.04)

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit
For the Period From August 19, 1999 (Inception) Through September 30, 2008
(Unaudited)

								Deficit
								Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance – August 19, 1999 (Inception)		$–	$–	$–	$–	$–	$–	$–	$–

Stock issued in August 1999 for organizational expenses at $0.001 per share	2,500,000	2,500	–	–	–	–	–	–	2,500

Organizational expenses incurred by a director on behalf of the Company		–	–	–	75	–	–	–	75

Stock issued in August 1999 for “The Biocatalyst License” at a fair value of $0.001 per share	2,000,000	2,000	–	–	–	–	–	–	2,000

Net loss	–	–	–	–	–	–	–	(4,575)	(4,575)

Balance – December 31, 1999	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	–	–

Balance – December 31, 2000	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	(4,610)	(4,610)

Balance – December 31, 2001	4,500,000	4,500	–	–	75	–	–	(9,185)	(4,610)

Stock issued in January 2002 for expenses at $0.001 per Share	4,610,000	4,610	–	–	–	–	–	–	4,610

Stock issued in July 2002 for debt settlement at $0.001 per Share	500,000	500	–	–	–	–	–	–	500

Donated rent		–	–	–	500	–	–	–	500

Net loss		–	–	–	–	–	–	(525)	(525)
Balance – December 31, 2002	9,610,000	9,610	–	–	575	–	–	(9,710)	475

Stock issued in January and June 2003 for expenses at $0.001 per share	3,859,000	3,859	–	–	–	–	–	–	3,859

Donated rent	–	–	–	–	500	–	–	–	500

Net loss	–	–	–	–	–	–	–	(5,644)	(5,644)

Balance – December 31, 2003	13,469,000	13,469	–	–	1,075	–	–	(15,354)	(810)

Stock issued in January, July, and August 2004 for expenses at $0.01 per share	416,000	416	–	–	3,744	–	–	–	4,160

Stock issued in September 2004 for expenses at $0.10 per Share	5,000	5	–	–	495	–	–	–	500

Stock issued in July 2004 for cash at $0.01 per share	1,000,000	1,000	–	–	9,000	–	–	-	10,000

Stock issued in September and December 2004 for cash at $0.10 per share	200,100	200	–	–	19,810	–	–	–	20,010

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	(167)	–	(167)

Net loss	–	–	–	–	–	–	–	(38,768)	(38,768)

Balance – December 31, 2004	15,090,100	15,090	–	–	34,624	–	(167)	(54,122)	(4,575)

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency
For the Period From August 19, 1999 (Inception) Through September 30, 2008
(Unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–	$–	$–	$1,130

Stock subscriptions received in cash in November 2004	–	–	40,000	40	9,960	–	–	–	10,000

Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)	–	–	–

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	167	–	167

Net loss	–	–	–	–	–	–	–	(43,889)	(43,889)

Balance – December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$–	$(98,011)	$(36,667)

Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	–	–	334,980

Donated accounting fee	-	–	–	–	1,000	–	–	–	1,000

Net loss	–	–	–	–	–	–	–	(673,255)	(673,255)

Balance – December 31, 2006	16,481,400	$16,481	–	$–	$380,843	$–	$–	$(771,266)	$(373,942)

Stock based compensation	-	-	-	-	526,055	-	-	-	526,055

Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104

Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)

Balance – December 31, 2007	16,481,400	$16,481	–	$–	$1,282,002	$–	$–	$(1,699,876)	$(401,393)

Shares issued	492,587	493			137,007				137,500

Common shares for convertible notes	10,123,690	10,124	-	-	496,061	-	-	-	506,185

Shares issued for cash	2,356,844	2,356	-	-	728,265	-	-	-	730,621

Stock based compensation Shares issued for deposit on fiber optic network	3,076,000 5,000,000	3,076 5,000			1,098,284 1,795,000				1,101,360 1,800,000

Shares cancelled	(3,087,361)	(3,087)			3,087				-

200,000 options granted June 2006					26,531				26,531

Stock issued for expenditure	405,000	405			81,759				82,164

Net loss	-	-	-	-	-	-	-	(1,982,162)	(1,982,162)

Balance – September 30, 2008	34,848,160	34,848	-	$-	$5,647,996	$-	$-	$(3,682,038)	$2,000,806

See accompanying notes to the unaudited consolidated  financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	For the NineMonths Ended September30, 2008	For the NineMonths Ended September30, 2007	For the Period From August 19, 1999 (Inception) Through September30, 2008
Cash Flows From Operating Activities
Net loss	$(1,982,162)	$(671,951)	$(3,682,038)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	-	60
Common stock issued for consulting services			87,500
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	1,210,055	367,838	1,736,110
Common stock issued for interest on convertible debt	6,185	-	6,185
Amortization of debt discount	297,899		297,899
Changes in operating assets and liabilities:
Accounts receivable	-	-	(60)
Interest payable	(272)	-	1,411
Prepaid expenses	-	5,100	-
Accounts payable and accrued liabilities	246,216	130,995	529,878
Net cash used in operating activities	(222,079)	(168,018)	(1,003,161)

Cash Flows From Investing Activities
Deposit on fiber optic network	-	-	(200,000)
Purchase of certificate of deposit	-	-	-
Net cash used in investing activities	-	-	(200,000)

Cash Flows From Financing Activities
Restricted cash	-	-	10,000
Borrowing from related parties			31,792
Payments to related parties	(178,823)	120,022	123,079
Proceeds from convertible notes	-	-	600,000
Proceeds from stock subscriptions	-	50,000	50,000
Common stock issued for cash, net	730,621	-	1,096,742
Net cash provided by financing activities	551,798	170,022	1,911,613

Net increase/(decrease) in cash	329,719	2,004	708,451
Cash, beginning of year	378,732	5	-
Cash, end of year	$708,451	$2,009	$708,451

Non-cash Investing and Financing Activities:
2,000,000 shares were issued for the acquisition of a License	-	-	$2,000
Debt issued for website domain name	-	-	$5,000
500,000 shares were issued in settlement of debt	-	-	$500
136,000 shares were issued to settle prior period expenses	-	-	$1,810
Restricted cash received for stock subscriptions and held in escrow	-	-	$10,000
10,123,690 shares were issued when debt was converted	$500,000		$500,000
Stock issued for deposit on fiber optic network	1,800,000		1,800,000

See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2008
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

Principles of Consolidation

The consolidated financial statements include the accounts of Sino Fibre and its 85% owned subsidiary, China Business Online, after elimination of all significant inter-company accounts and transactions. Minority interests reflecting the 15% equity interest of outside owners has not been reflected as the only transaction has been an equity investment of $700,000 by Sino Fibre and operations have not commenced.

2.      Going Concern

Sino Fibre is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but Sino Fibre has not generated significant revenues to date. Sino Fibre had a net loss of $1,982,162 and negative cash flows from operations of $222,079 for the nine months ended September 30, 2008 and had a working capital deficit of $804, and a stockholders’ equity of $2,000,804 at  September 30, 2008. These matters raise substantial doubt about Sino Fibre’s ability to continue as a going concern. Continuation of Sino Fibre's existence is dependent upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2008. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.      Deposit on Fiber Optic Network

The deposit on a fiber optic network in the amounts of $2,000,000 and $200,000 as of September 30, 2008 and December 31, 2007, respectively, represents a security deposit made by Sino to Sino-Con Management Company Limited for the exclusive right to sales and leasing of the Sino Con 32,000 km China nationwide fiber optic backbone.

4.      Related Party Transactions

a) As of September 30, 2008, Sino Fibre owes $186,562 to related parties.
b) For the nine months ended September 30, 2008, Sino Fibre paid a total of $11,200 as salary to the Company’s former CEOs.  As of September 30, 2008, Sino Fibre owed its CEO and former CEOs $ 397,398 as expense reimbursements and unpaid salary.
c) As of September 30, 2008, Sino Fibre owed the former CFO $29,375 as unpaid salary.

5.      Shareholders’ Equity

In September, 80,000 shares of common stock valued at $31,664 were issued to Sino’s legal counsel, Richardson & Patel for legal services rendered.

In August 2008, 25,000 shares of common stock valued at $10,000 were issued to a consultant for a 30 day market awareness program

In July 2008, 200,000 shares valued at $27,000 were issued to another consultant in lieu of cash for services rendered during 2007 and 100,000 shares valued at $13,500 for services rendered in 2008

In May 2008, Sino cancelled 3,087,361 shares per board minutes.

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

The weighted average grant-date fair values of the warrants are between $0.22 and $0.23 per share. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate of between 2.41% and 2.51%, (2) expected remaining life is the actual life of the warrants, (3) expected volatility is between 270% and 261%, and (4) zero expected dividends. Volatility is based on a basket of similar companies that trade in the U.S.

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

A summary of stock options follows:

•
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

•	200,000 shares were granted at an exercise price of $0.25 in June 2006, equal to the private placement share price in January 2006.

•
1,350,000 of these options to purchase its common shares  have a term ranging from six months to three years. The fair value of these options of $367,839 was calculated using the Black-Scholes pricing model and was expensed to compensation in 2007.

Non-statutory Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007 2006	3,200,000	$.25	1
Granted	-
Outstanding at September 31, 2008	3,200,000	0.25	1

Options Expiration Summary
Options Outstanding	Options Currently Exercisable	Remaining Contractual Term (Years)	Exercise Price ($)	Vesting Date

1,650,000	1,650,000	1	-	2006- 2008
200,000	200,000	1	.25	2006- 2008
1,350,000	1,650,000	1	.25	June 2007- March 2010

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

SUMMARY OF STOCK WARRANTS

	NUMBER OF SHARES UNDER WARRANTS	EXERCISE PRICES ($)	WEIGHTED AVERAGE EXERCISE PRICE ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007	-
Granted	2,356,844	.31	.31	1.875
Exercised	-

Outstanding and Exercisable at September 30, 2008	2,356,844	.31	.31	1.875

Warrant Expiration Summary
NUMBER OF COMMON STOCK EQUIVALENTS	CURRENTLY EXERCISABLE	EXPIRATION DATE	REMAINING CONTACTUAL LIFE (YEARS)	EXERCISE PRICE ($)

2,356,844	2,356,844	April and June 2010	2.31

6.	Commitments

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

.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine-month period ended September 30, 2008 or during last two years.

Expenses

We incurred selling, general and administrative expenses of $1,678,415 for the nine-month period ended September 30, 2008, as compared to $671,951 for the same period in 2007.  This increase of $1,006,464 or 150% for the nine-month period over the same period last year was the result of a increase in consulting fees.

Our general and administrative expenses increased to $41,368 for the nine months ended September 30, 2008 from $13,827for the nine months ended September 30, 2007.  This increase of 199% was due to an increase in business activities.

Our management fees decreased to $71,200 for the nine-month period ended September 30, 2008 from $85,500 for the nine-month period ended September 30, 2007, a decrease of 17%, which was due to a change of management.

Our professional fees increased to $212,093 for the nine months ended September 30, 2008 from $48,317 for the same period in 2007, an increase of 339% due to a joint venture set-up in China.

Our travel expenses increased to $46,200 for the nine-month period ended September 30, 2008 from $169 for the nine-month period ended September 30, 2007 and this increase was due to an increase in business development.

Our consulting expenses increased to $1,307,553 for the nine-month period ended September 30, 2008 from $524,116 for the nine-month period ended September 30, 2007, an increase of 149% due to entering into certain consulting agreements.

Liquidity and Capital Resources

As at September 30, 2008, we had cash of $708,451 and working capital of $804.

Cash Used in Operating Activities

Net cash used in operating activities was $222,079 for the nine-month period ended September 30, 2008.  For the same period in 2007, there was net cash used of $168,018.  For the period from August 19, 1999 (inception) to September 30, 2008, net cash used in operating activities was $1,003,161.  These balances are mainly made up of our net losses as disclosed above.

Cash Used in Investing Activities

Net cash used in investing activities was  zero for the nine-month periods ended September 30, 2008 and 2007.  Net cash used in investing activities was $200,000 for the period from August 19, 1999 (inception) to September 30, 2008.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  We obtained net cash of $730,621 during the nine months ended September 30, 2008 and $1,096,742 from our incorporation on August 19, 1999 to September 30, 2008 through private offerings of our securities.

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

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in the our internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting.  However, please note the discussion above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 23, 2008, we issued 80,000 shares of common stock to our legal counsel, Richardson & Patel as compensation for services rendered.

On August 20, 2008, we issued 25,000 shares of common stock to a consultant for services preparing a 30 day market awareness program.

On July 23, we issued 200,000 shares of common stock were issued to another consultant for investor relations services in rendered during 2007 and 100,000 shares for the same services rendered in 2008.

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act.  The service providers had a pre-existing relationship with Sino.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2008 other than as follows.  On December 10, 2007 our Board of Directors unanimously approved the amendment to our articles of incorporation to increase our authorized stock from 25,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001 per share.  Subsequent to our board of directors’ approval of the amendment, the holders of the majority of the outstanding shares of common stock of our company provided their written consent to the amendments to our articles of incorporation on January 11, 2008.  An information statement pursuant to Regulation 14C of the Securities Exchange Act of 1934  in regard to this amendment was sent to all security holders.  Following the expiration of the twenty-day period required by Rule 14c and the provisions of Chapter 78 of the Nevada Revised Statutes, our company filed articles of amendment to amend our articles of incorporation to give effect to the amendment.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith
31.2	Certification of principal accounting officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO FIBRE COMMUNICATIONS, INC.

By:

/s/ Daniel Mckinney
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

November 14, 2008