Form 10-K
period 2008-12-31
Sino Fibre Communications, Inc.
filed 2009-04-15
CIK 1380457

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-138561

SINO FIBRE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	760616470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
The Chrysler Building
405 Lexington Avenue, 26 th Floor
New York, New York 10174
(Address of principal executive offices, including zip code.)

+852-3101-7366
(Registrant's telephone number, including country code)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act):  YES [  ]    NO [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   YES [  ]    NO [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act   YES [  ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of March 31, 2009, the aggregate market value of the voting and non-voting common equity was $2,373,335.

The number of shares outstanding of each of the issuer's classes of common equity. As of April 13, 2009, there were 39,555,585 shares of Common Stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

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

     Our principal executive offices are located at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174. Our telephone number is +852-3101-7366. Our fiscal year end is December 31.

Services

SINO-CON

     We have an exclusive memorandum of understanding with Sino-Con Telecomm Group, Ltd., to promote and sell Sino-Con's fiber optic backbone services to foreign telecommunications carriers and corporate users. Under the agreement, we have to form a partnership to market Sin-Con's services to foreign companies and telecommunications carriers. As of the date hereof, we have not formed the partnership, but we have begun promoting Sino-Con's services. Under our agreement with Sino-Con, we will be paid a commission for each non-China customer that we recruit and sign to an agreement with Sin-Con to provide services.

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

     The Company and CASME have agreed to work together to take advantage of advanced international management practices to provide barter trade services for Chinese small and medium sized enterprises. The Company and CASME will jointly establish China Business Online Company Limited in China, which will be wholly funded by the Company. CASME will provide the CASME brand, government and member resources to develop the business of China Business Online Company Limited and hold a 15% share. The Company intends to hold a 85% performance share equity with the specific equity allocation to be settled upon the establishment of China Business Online Company Limited.

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

     China Telecom is a landline based carrier that provide services via their traditional copper infrastructure in buildings, homes and businesses. Their value added service is limited to website hosting and internet connectivity. However, China Telecom is very well funded, has a large network coverage, and a strong brand name.

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

Employees

     We have one full-time employee and no part-time employees. We administer our business through consulting arrangements with our company's officers, directors and other individuals.

Consultants

     During the year ended December 31, 2008, the Company hired six consultants for services related to financial advisory, administrative, management, business development and strategic planning.

Total consulting expenses of $143,000 was expensed for the year ended December 31, 2008.

Offices

     We maintained two offices. We maintain one office at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York 10174. We do not maintain a telephone number at this location. We lease this space from Regus Management Group LLC pursuant to a written lease agreement. We occupy a shared serviced office space on the 26 th floor of The Chrysler Building. We pay monthly rent of $150.00. Our lease expires May 31, 2009.

     We also maintain an office at One Exchange Square, 39th Floor, 8 Connaught Place, Central, Hong Kong. Our telephone number is (+852) 3101-7366. We lease this space from SERVCORP pursuant to a written lease dated February 1, 2006. We occupy a shared serviced office space on the 39 th Floor of One Exchange Square and pay monthly rent of HKD$1,800.

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

  The Company will be able to capitalize on economic reforms;

  The Chinese Government will continue its pursuit of economic reform policies.

  The economic policies, even if pursued, will be successful;

  Economic policies will not be significantly altered from time to time; and

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

     Our independent registered public accountants have issued a going concern opinion as of December 31, 2008. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to limit or completely curtail operations and such curtailment could have a material adverse affect on the future of our business as a going concern.

2. We lack an operating history for our current business and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

     While we were incorporated in August 1999, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $4,006,489. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to sell our clients' fiber optical services to non-Chinese foreign telecommunications carriers and corporate users. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. Our failure to operate profitably will cause you to lose your investment.

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

4. We spent all of the proceeds from our private placement to maintain our business operations. If we can't raise additional funds, we may be forced to curtail or cease future activities.

     We have just initiated our operations. We raised net proceeds of $730,622 from our private placements of common shares in 2008. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease future activities.

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

     Although we are incorporated in the United States, the majority of our activities are in Chinese currency. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

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

19. Because our President and Chief Executive Office, Daniel McKinney, is our only employee at this time, any change in his status with our Company will negatively affect both the operations of our Company as well as our ability to secure funding in the future.

     Because Daniel McKinney is our sole employee, any change in his involvement with our Company may negatively affect our operations and our ability to execute our business plan. This may affect the value of shares in our Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

None

ITEM 3. LEGAL PROCEEDINGS

Other than a claim from our former President, Mecke, for amounts owed to him, we are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “SFBE”.OB. As of December 31, 2008, we had approximately 128 shareholders of record. Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2008
First Quarter	$0.44	$0.17
Second Quarter	$0.50	$0.16
Third Quarter	$0.45	$0.12
Fourth Quarter	$0.35	$0.05

Fiscal Year Ending December 31, 2007
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$0.60	$0.05
Fourth Quarter	$0.45	$0.05

Fiscal Year Ending December 31, 2006
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-
We were given our trading symbol “SFBE” to trade on the NASD OTC Bulletin Board on 17 August 2007 and as such, we do not have trading prices prior to that date.

On December 31, 2008, the last price of our common stock as reported on the Over- the Counter Bulletin Board was $0.06 per share.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no issues of unregistered securities in 2008.

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

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     On September 22, 2008 the Company filed a Registration Statement on Form S-8 (the “Form S-8”) with the Securities & Exchange Commission (the “SEC”) to register 4,000,000 shares under the Plan. The Plan was issued in order to provide incentives to attract, retain, and motivate eligible persons whose current and potential contributions are important to the success of the Corporation and to compensate consultants who provide bona fide services to the Corporation not in connection with capital raising or promotion of the Corporation’s securities.

Equity Compensation Plan Information
Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,050,000	$0.25	2,350,000
Equity compensation plans not approved by security holders	14,928,272	$0.24	N/A
Total
Transfer agent

     Our Transfer Agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our specific goal is to promote Sino-Con Telecom Group, Ltd., to promote and sell Sino-Con's fiber optic backbone services to foreign telecommunications carriers and corporate users, to complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

1.
We intend to promote and sell Sino-Con Telecomm Group, Ltd.'s fiber optic backbone services to foreign telecommunications carriers and corporate users. We intend to do this by completing an exclusive services agreement with Sino Con Telecomm Group as soon as is practicable and to determine the demand for such services by international companies and telecom carriers and to market these services directly to such companies and carriers.

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

     To become profitable and competitive, we will have to attract customers who will enter into agreements with Sino-Con Telecomm Group, Ltd. and use Sino-Con's fiber optic backbone services

Critical Accounting Policies and Estimates

     We did not generate revenues from operations in 2008 and 2007. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

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

Liquidity and Capital Resources

     In 2008, we completed one private placement of common shares and raised net proceeds of $730,621 for business development, administrative and ongoing operational expenses.

As of the date of this report, we have initiated operations, but have not generated any revenues.

     As of December 31, 2008, our total assets were $2,700,137 and our total liabilities were $864,586. As of December 31, 2008, we have $137 in cash.

     We are a development stage company and management has devoted most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. We had a net loss of $2,372,088 for the year ended December 31, 2008 and had a working capital deficit of $164,449, and a stockholders' surplus of $1,835,551 at December 31, 2008.

Results of Operations

We have no revenues in 2008 and 2007.

Recent Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS No. 161 will have a material impact on its operating results, financial position, or cash flows.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

PART III

ITEM 7. FINANCIAL STATEMENTS.

Sino Fibre Communications, Inc.

(A Development Stage Company)

Financial Statements

Contents
Page
Reports of Independent Registered Public Accounting Firm	16
Balance Sheets	17
Statements of Operations	18
Statements of Stockholders' Deficiency	19-20
Statements of Cash Flows	21
Notes to the Financial Statements	22-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sino Fibre Communications, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of Sino Fibre Communications, Inc., as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of Sino Fibre Communications, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period August 19, 1999 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period August 19, 1999 (inception) through December 31, 2006, include total revenues and net loss of $60 and $771,266, respectively. Our opinion on the statements of operations, shareholders' deficit, and cash flows for the period August 19, 1999 (inception) through December 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Fibre Communications, Inc., as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sino Fibre Communications, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Sino Fibre Communications, Inc. suffered a net loss from operations and has an accumulated deficit, which raises doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
April 15, 2009

Sino Fibre Communication, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current:
Cash	$137	$378,732

Total Current Assets	137	378,732

Investment	700,000	-
Deposit	2,000,000	200,000

Total Assets	$2,700,137	$578,732
Liabilities
Current:
Accounts payable and accrued liabilities	$574,900	$283,662
Interest payable	5,179	1,683
Due to related parties	253,868	332,384
Common stock to be issued for subscriptions funds received	-	50,000
Common stock to be issued for consulting services rendered	-	87,500
Convertible notes	30,639	224,896

Total Current Liabilities	864,586	980,125

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
35,125,660 and 16,481,400 common shares issued and
outstanding at December 31, 2008 and 2007	35,126	16,481
Additional paid-in capital	5,806,914	1,282,002
Deficit accumulated during the development stage	(4,006,489)	(1,699,876)
Total Stockholders' Equity (Deficit)	1,835,551	(401,393)
Total Liabilities and Stockholders' Equity (Deficit)	$2,700,137	$578,732
See accompanying notes to the financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Operations

	For The	For The	For The Period
	Year	Year	From
	Ended	Ended	August 19, 1999
	December 31,	December 31,	(Inception) Through
	2008	2007	December 31,
			2008

Revenue	$-	$-	$60

Operating expenses

General and administrative	34,461	23,018	121,830
Management fees	107,200	101,000	328,700
Professional fees	271,803	70,214	544,447
Consulting	1,577,726	732,683	2,688,908

Total operating expenses	1,991,190	926,915	3,683,885

Loss from operations	(1,991,190)	(926,915)	(3,683,885)

Interest and other income (expense), net	(315,423)	(1,695)	(317,089)

Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(2,306,613)	(928,610)	(4,001,974)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(2,306,613)	$(928,610)	$(4,006,549)

Weighted average number of shares outstanding - basic and diluted	29,770,386	16,481,400

Net loss per share - basic and diluted	$(0.08)	$(0.05)
See accompanying notes to the financial statements.

Sino Fibre Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficit
For the Period From August 19, 1999 (Inception) Through December 31, 2008

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

Sino Fibre Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the Period From August 19, 1999 (Inception) Through December 31, 2008

								Deficit Accumulated
			Common Stock		Additional	Stock		During the
	Common Stock		To Be Issued		Paid-in	Subscriptions	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–	$–	$–	$1,130

Stock subscriptions received in cash in November 2004	–	–	40,000	40	9,960	–	–	–	10,000
Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)	–	–	–

Donated rent	–	–	–	–	500	–	–	–	500
Deferred compensation	–	–	–	–	–	–	167	–	167
Net loss	–	–	–	–	–	–	–	(43,889)	(43,889)
Balance – December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$–	$(98,011)	$(36,667)
Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	–	–	334,980
Donated accounting fee	-	–	–	–	1,000	–	–	–	1,000
Net loss	–	–	–	–	–	–	–	(673,255)	(673,255)
Balance – December 31, 2006	16,481,400$	16,481	–	$–	$380,843	$–	$–	$(771,266)	$(373,942)
Stock based compensation	-	-	-	-	526,055	-	-	-	526,055
Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104
Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)
Balance – December 31, 2007	16,481,400	$16,481	–	$–	$1,282,002	$–	$–	$(1,699,876)	$(401,393)
Shares issued for cash	2,499,431	2,500	-	-	778,122				780,622
Shares issued for convertible notes	10,123,690	10,124	-	-	496,061	-	-	-	506,185

Shares issued for deposit on fibre optic network	5,000,000	5,000	-	-	1,795,000	-	-	-	1,800,000

Stock based compensation	4,108,500	4,108			1,365,492				1,369,600

Shares cancelled	(3,087,361)	(3,087)			3,087				-
Options granted in June 2006					87,150				87,150

Net loss	-	-	-	-	-	-	-	(2,306,613)	(2,306,613)
Balance –December 31, 2008	35,125,660	35,126	-	$-	$5,806,914	$-	$-	$(4,006,489)	$1,835,551
See accompanying notes to the unaudited consolidated financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the	For the	For the Period From
	Year	Year	August 19, 1999
	Ended	Ended	(Inception) Through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows Used in Operating Activities
Net loss	$(2,306,613)	$(928,610)	$(4.006,489)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	-	-	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	-	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	1,369,250	526,055	1,895,305
Common stock issued for interest on convertible debt	6,185	-	6,185
Amortization of debt discount	322,702	-	322,702
Changes in operating assets and liabilities:
Due to related parties	(78,516)	191,521	223,386
Accounts receivable	-	-	(60)
Interest payable	3,496	1,683	5,179
Prepaid expenses and deposits	-	5,100	-
Accrued liabilities	291,238	132,978	574,900
Net cash used in operating activities	(392,258)	(71,273)	(871,438)

Cash Flows Used in Investing Activities
Ristricted Cash	-	-	10,000
Investment in Joint Venture	700,000	-	(700,000)
Prepayment of license agreement	-	(200,000)	(200,000)
Net cash provided by (used in) investing activities	700,000	(200,000)	(890,000)
Cash Flows From Financing Activities
Repayment of short term borrowings	(16,959)	-	(16,959)
Proceeds from convertible notes	-	600,000	600,000
Proceeds from stock subscriptions	-	50,000	50,000
Common stock issued for cash, net	730,622	-	1,096,742
Net cash provided by financing activities	713,663	650,000	1,771,575

Net increase/(decrease) in cash	(378,595)	378,727	137
Cash, beginning of year	378,732	-	-
Cash, end of year	$137	$378,732	$137
Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001 per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001 per share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period expenses	-	-	1,810
Restricted cash received for stock subscriptions and held in escrow	-	-	10,000
Conversion of debt to common stock	500,000		500, 000
Stock issued for deposit on purchase of fiber optic network	2,000,000	2,000,000
Shares retired previously issued as contributed capital	3,087	3,087
Change from stock payable to equity	137.500	137,500
See accompanying notes to the financial statements.

Sino Fibre Communication, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

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

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $2,372,088 and negative cash flows from operations of $392,258 for the year ended December 31, 2008 and had a working capital deficit of $164,449, and a stockholders' surplus of $1,835,551 at December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management's plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2009. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk.

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by certain large creditworthy financial institutions in excess of the $250,000 insured limit of the Federal Deposit Insurance Corporation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Sino Fibre considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Management Fees - Related Party

In 2008 and 2007, Sino Fibre incurred management fees of $107,200 and $101,000, respectively, payable to the Chief Executive Officers. (Note 4 (b))

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There are no derivative instrument liabilities as of December 31, 2008.

Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2008, any available deferred tax asset arising from the Company's net operating loss carry forwards has been eliminated by a full valuation allowance.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3. Investments

On December 31, 2007, we entered into a co-operation agreement with China Association of Small and Medium Enterprises ("CASME") to establish China Business Online Company Limited, a joint venture to explore the Chinese market and introduce e-business and provide barter trade services to Chinese small and medium sized enterprises. CASME is administered by the National Development and Reform Commission to provide business development assistance to medium and small enterprises in China and abroad. CASME operates across China with branch offices in cities and provinces throughout the country and currently has over 580,000 registered members. The Company and CASME jointly established China Business Online Company Limited in China, which will be wholly funded by the Company. The Company has currently deposited $700,000 but requires a further $300,000 deposit to activate the JV. The Company is pursuing several funding possibilities, but has not yet finalized at this time. CASME will provide the CASME brand, government and member resources to develop the business of China Business Online Company Limited and will hold a 15% share.

4. Deposit

In 2007, Sino paid $200,000 and in 2008 Sino issued a further 5,000,000 shares of common stock for a total value of $2,000,000 to secure the exclusive indefinite right to sales and leasing of the Sino-Con Telecomm Group, Ltd.'s 32,000 km fiber optic network. There will be no royalties or any other kind of fees owed to the original owners of the agreement once revenue is earned.

5. Related Party Transactions

a) As of December 31, 2008, Sino Fibre owed $165,993 to the Chief Executive Officer and $58,500 to a shareholder who is a major liaison between the Company and the China Association of Medium and Small Enterprises (CAMSE).

b) During 2008, Sino Fibre paid $107,200 as salary to the CEOs. As of December 31, 2008, Sino Fibre owed its CEO and former CEO $464,705 as expense reimbursements and unpaid salary.

c) As of December 31, 2008, Sino Fibre owed the former CFO $29,375 as unpaid salary. On March 12, 2009 117,500 shares were issued to settle this debt.

6. Income Taxes

At December 31, 2008, Sino had a net operating loss carry-forward of approximately $4,006,549 expiring ranging from 2019 through 2028. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

Deferred tax assets are as follows as of December 31, 2008:

Net operating loss carry-forward	$1,362,227
Valuation allowance	(1,362,227)
Total deferred tax asset	$-

7. Convertible Debt

In December 2007, Sino Fibre borrowed $600,000 under convertible loan agreements with interest rate at 5% per annum payable on January 1, 2009 and convertible to equity units. Each equity unit consists of one common share and one warrant to purchase one share at a conversion price of $0.05 and $0.20, respectively. The warrants are exercisable for a period of two years from the date of issuance Sino Fibre determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5 and 00-27. Sino Fibre discounted the fair value of warrants attached to the notes and calculated the intrinsic value of the beneficial conversion feature using the Black-Scholes Option Pricing Model. The amount attributable to the beneficial conversion feature was recorded as a discount to be amortized over the life of the loan as interest expense.

In March, 2008, $500,000 notes were converted into common stocks. The remaining discount of 100,000 is being amortized over the life of the notes using the effective interest method. The amortized amount for the year ended December 31, 2008 is $30,639. A summary of these convertible notes is as follows.

Gross proceeds from the notes	$600,000
Less: convertible notes converted	(500,000)
Less: discount on the warrants	(37,483)
Less: beneficial conversion feature of the notes	(62,517)
Add: amortization of discounts	30,639

Carried amount of notes as of December 31, 2008	$69,361
8. Equity

In October 2008, Sino established the 2008 Stock Incentive Plan (“2008 Plan”), which authorized the issuance of 4,000,000 shares of common stock to certain employees and consultants of the Company. The 2008 Plan includes awards of shares of common stock and options for shares of the Company’s common stock. Most of the stock options vest and become exercisable immediately and have a contractual life of two years. As of December 31, 2008, 2,250,000 options or shares were available for issuance under the 2008 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code. Sino issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

Stock Options

The following table summarizes the stock option activity under the 2008 Plan:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Exercise Price	Contractual Life
Balance, December 31, 2006	700,000	$0.27	-
Options granted	1,350,000	0.25	1 year
Options expired	(200,000)	0.25	-

Balance, December 31, 2007	1,850,000	0.26	1 year
Options cancelled and expired	(700,000)	0.27	-

Balance, December 31, 2008	1,150,000	$0.25	1 year
During 2006, Sino issued 1,650,000 options. These options were issued where the exercise price was not yet determined. According to SFAS 123(R), where the award's terms call for the exercise price to be set equal to the share price one year hence, the recipient does not begin to benefit from, or be adversely affected by, changes in the price of the employer's equity shares until then. Therefore, the grant date would not occur until one year hence. Accordingly, the agreement stated that the exercise price will be determined after the filing of the S-8 employee stock option plan and equal the opening price of the common stock on its first trading day after the plan becomes effective. As such, the expense was recorded in 2008 once the S-8 became effective in October 2008. As of December 31, 2008, these options have all expired.

The balance of outstanding and exercisable common stock options as at December 31, 2008 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)
100,000	$0.25	0.01
50,000	0.27	0.16
900,000	0.25	1.16

1,050,000
The fair value of stock options granted using the Black-Scholes option pricing model was calculated using the following weighted average assumptions:

	Years Ended December 31,
	2008	2007
Risk free interest rate	-	4.9%
Expected volatility	-	161%
Expected term of stock option in years	-	1 year
Expected dividend yield	-	0%
Weighted average value per option	-	$0.25
Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility. Management believes that the annualized weekly average of volatility is the best measure of expected volatility.

U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option.

The expected term of the options was calculated using the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

For the year ended December 31, 2008, there were no stock options granted. During the fiscal year ended December 31, 2007, 1,350,000 stock options were granted to officers and employees at an exercise price of $0.25 and $0.27 with a two or three year terms expiring between January 1, 2009 and March 1, 2010. Based on the Black-Scholes option pricing model, $367,838 of stock based compensation was recognized and included in the statement of operations and in the statements of Stockholders’ Deficiency.

Warrants

A summary of the change in common stock purchase warrants for the years ended December 31, 2008 and 2007 is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, December 31, 2006	0	$-	-
Warrants issued	12,571,428	0.22	1 year
Warrants exercised	0	-
Warrants expired	0	-

Balance, December 31, 2007	12,571,428	0.22	1 year
Warrants issued	2,356,844	0.31
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2008	14,928,272	$0.24	1 year
Private Placement

On April 24 and June 2, 2008, Sino sold 2,356,844 common shares to investors for $730,622.

Common Stock Issuances

Sino issues shares of common stock for services received by certain vendors and consultants.

The following table summarizes common stock issuances and retirements as of December 31, 2008:

		Common Stock
	Number of Shares	Amount

Balance as of December 31, ,2007	16,481,400	$16,481

Shares issued for cash:
Private placement at $0.35 per share	142,587	143
Private placement at $0.31 per share	2,356,844	2,357
Total shares issued for cash	2,499,431	2,500

Shares issued for Convertible Notes at $0.05, March 2008	10,000,000	10,000
Shares issued for interest on Convertible notes, March 2008	123,690	124
Shares issued for deposit on fiber optic network	5,000,000	5,000
Shares cancelled	(3,087,361)	(3,087)
Shares issued for stock based compensation, May 2008	2,976,000	2,976
Shares issued for stock based compensation, October 2008	600,000	600
Shares issued for consulting fees:
Shares issued at $0.135, July 2008	300,000	300
Shares issued at $0.40, August 2008	25,000	25
Shares issued at $0.40, September 2008	80,000	80
Shares issued at $0.078, October 2008	127,500	127
Total shares issued for consulting fees	982,500	982

Balance as of December 31, 2008	35,125,660	$35,126
In May 2008, Sino cancelled 3,087,361 shares per board minutes. The Shares were retired back into the Company treasury.

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

10. Subsequent Events

a) . On January 29, 2009, The company entered into a memorandum of understanding with P2P Cash, Inc. The parties agreed to jointly explore the business opportunity for integrating the P2P Cash mobile commerce features into an advanced international barter trading platform to be used by Sino fibre’s joint venture, China Business Online Company Ltd.

b. On February 19, 2009 the Company entered into a memorandum of understanding with Taiwan Barter Exchange Company Limited ("TBE"), in a joint cooperation to develop and barter trade with Sino Fibre's joint venture, China Business Online Company Ltd. TBE will act as a barter trade marketing arm for the JV company and serve as a gateway to process the barter trade transactions between China and Taiwan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In 2007, our Board of Directors appointed Malone & Bailey PC to replace Weinberg & Co. as our independent accountants to better serve our China operations. Malone & Bailey remain as our independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

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

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2008.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

     During the year ended December 31, 2008, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, please note the discussion above.

ITEM 9B. OTHER INFORMATION

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Daniel McKinney was appointed our President and Chief Executive Officer on April 23, 2008 upon the resignation of Ben Yan.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors is set forth below:

Name and Address	Age	Position Held

Daniel McKinney	47	President and Chief Executive Officer, with effect from April 23, 2008
B-2-23 Mar Vista Resort
#1 Batu Ferringhi, Penang 11100
Malaysia

Samuel Chan	60	Secretary, Treasurer, and member of the board of directors
1900 Pepper Street
Alhambra, CA 91801

Shawnee Merten	59	Member of the board of directors
7071 Warner Avenue, F-130
Huntington Beach, CA 92647

Dan Bouillet	56	Chief Technology Strategist
P.O. Box 75210
White Rock, B.C.
Canada V4B 5L4
     The persons named above are have held their offices/positions since inception of the Company, except for Shawnee Merten who was appointed a director on October 30, 2007 and Dan Bouillet who was appointed Chief Technology Strategist in January 2006. They are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

The backgrounds and experience of our directors, executive officers and other significant employees are as follows:

Daniel McKinney

President and Chief Executive Officer

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

ITEM 11. EXECUTIVE COMPENSATION

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

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel McKinney	2008	96,000	0	381,000	0	0	0	0	477,000
President & Chief
Executive Officer	2007	0	0	0	0	0	0	0	0
From April 23, 2008 to
present	2006	0	0	0	0	0	0	0	0

Ben Yan	2008	11,200	0	0	0	0	0	0	11,200
President & Chief
Executive Officer	2007	6,000*	0	0	0	0	0	0	6,000
From November 1, 2007
to April 22, 2008	2006	0	0	0	0	0	0	0	0

Matthew Mecke	2008	0	0	0	0	0	0	0	0
President & Chief
Executive Officer	2007	95,000	0	0	0	0	0	0	95,000

Until November 1, 2007	2006	114,000	0	0	0	0	0	0	114,000

* Mr. Ben Yan also received consulting fees of $30,000 for the period from January 1 to October 31, 2007.

(1) Daniel McKinney was appointed as President and Chief Executive Officer on April 23, 2008.

(2) Ben Yan was President and Chief Executive Officer from November 1, 2007 to April 22, 2008.

(3) Glenn Henricksen resigned as Chief Financial Officer on December 14, 2007.

(4) Matthew Mecke resigned as President and Chief Executive Officer on October 30, 2007.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table

		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Daniel McKinney	2008	96,000	381,000	0	0	0	0	477,000
	2007	0	0	0	0	0	0	0

Samuel Chan	2008	0	180,000	0	0	0	0	180,000
	2007	0	0	0	0	0	0	0

Shawnee Merten	2008	0	72,000	0	0	0	0	72,000
	2007	0	0	0	0	0	0	0
Option/SAR Issuance

     In October 2008, Sino established its 2008 Stock Incentive Plan (“2008 Plan”), which authorized the issuance of 4,000,000 shares of common stock to certain employees and consultants of the Company. The 2008 Plan includes awards of shares of common stock and options for shares of the Company’s common stock. Most of the stock options vest and become exercisable immediately and have a contractual life of ten years. As of December 31, 2008, 2,350,000 options were available for issuance under the 2008 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code. Sino issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

	As of December 31, 2008

Name and Address of Beneficial Owner	Shares(1)	Percent

Named Executive Officers and Directors

Samuel Chan	500,000	1.4%
1900 Pepper Street
Alhambra, CA 91801

Daniel McKinney	1,800,000	5.1%
B-2-23 Mar Vista Resort
#1 Batu Ferringhi, Penang 11100
Malaysia

Shawnee Merten	200,000	0.6%
7071 Warner Avenue, F-130
Huntington Beach, CA 92647

	2,500,000	7.1%
Directors and Executive Officers as a Group (Four Persons)

Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)

Cede & Co	9,691,367	27.7%
55 Water Street FRNT 3
NY10041

Alan Dubreuil	1,822,191	5.2%
7 Edgepark Way
Calgary, AB T3A 4G4

Wan Ning Lai	2,024,657	5.8%
6818 Linden Avenue
Burnaby, BC V5E 3G4
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Related Party Transactions

a)	As of December 2008, the Company owes $165,993 to related parties.

b)
During the year ended December 31, 2008, the Company paid a total of $107,200 as salary to the Company's CEO. As of December 31, 2008, the Company owed the CEO and former CEO in the amount of $464,705 as expense reimbursements and unpaid salary.

c)	As of December 31, 2008, the Company owed the former CFO in the amount of $29,375 as unpaid salary. This amount was settled on March 13, 2009 by the issuance of 117,500 shares.

d)	As of December 31, 2008, the Company owed one of its directors in the amount of $8,550 as expense reimbursements.
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

2008	80,040	2007	$25,325	Malone & Bailey PC
2008	21,309	2007	$49,486	Weinberg & Company
(2) Audit-Related Fees

     The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2008	$0	Malone & Bailey PC and Weinberg & Company
2007	$0	Weinberg & Company
(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Malone & Bailey PC and Weinberg & Company
2007	$0	Malone & Bailey PC and Weinberg & Company
(4) All Other Fees

     The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0	Malone & Bailey PC and Weinberg & Company
2006	$0	Weinberg & Company
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-138561 on November 11, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
5.1	Opinion of Conrad C. Lysiak, Attorney at Law(1)
10.1	Memorandum of understanding with Sino-Con Telecomm Group., Ltd.(1)
10.2	Memorandum of understanding with Trans Pacific Telecom Inc.(1)
10.3	Consulting Agreement with Daniel Bouillet(1)
10.4	Consulting Agreement with Ye Lian Zhei(1)

10.5	Consulting Agreement with Eric Fore(1)
10.6	Consulting Agreement with Glenn Henricksen(1)
10.7	Form of the subscription agreement for the convertible notes (including the form of convertible note certificate and the form of warrant certificate) (3)
10.8	Co-operation agreement with China Association of Small and Medium Enterprises (4)
14.1	Code of Ethics(2)
21.1	Subsidiaries of the Company: None
23.1	Consent of Weinberg & Company, P.A.(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended (5)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended (5)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Audit Committee Charter(2)
99.2	Disclosure Committee Charter(2)

(1)	Incorporated herein by reference from the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 11, 2006.

(2)	Incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2007.

(3)	Incorporated herein by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(4)	Incorporated herein by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008.

(5)	Filed herewith.

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

By: /s/ Samuel Chan
       Samuel Chan
       Director
       Date:April 15, 2009

By: /s/ Shawnee Merten
       Shawnee Merten
       Director
       Date: April 15, 2009