Form 10-K/A
period 2008-12-31
Sino Fibre Communications, Inc.
filed 2009-04-17
CIK 1380457

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Admentment No. 2)

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

EXPLANATORY NOTE

The filing was amended to update the exhibits which referred to a 10KSB filing rather than 10K filing.

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
       Date: April 16, 2009

By: /s/ Shawnee Merten
       Shawnee Merten
       Director
       Date: April 16, 2009