Form 10-Q
period 2009-03-30
Sino Fibre Communications, Inc.
filed 2011-07-14
CIK 1380457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 13, 2009, the issuer had 39,555,585  shares of common stock outstanding.

SINO FIBRE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                                                                                      -2-

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	4

Consolidated Statements of Operations for the three month periods ended March 31, 2009 and 2008 and for the period from inception through March 31, 3009	5

Consolidated Statements of Stockholders’ Deficit for the period from inception through March 31, 3009	7

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008 and for the period from inception through March 31, 3009	9

Selected notes to consolidated financial statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

                                                                                                      -3-

Sino Fibre Communication, Inc.

 (A Development Stage Company)

 Balance Sheets

	March 31, 2009	December 31, 2008

Assets Current:
Cash	$68	$137

Total Current Assets	68	137

Investment	700,000	700,000
Deposit	2,000,000	2,000,000

Total Assets	$2,700,068	$2,700,137

Liabilities
Current:
Accounts payable and accrued liabilities	$545,522	$574,900
Interest payable	-	5,179
Due to related parties	268,568	253,868
Common stock to be issued for subscriptions funds received	-	-
Common stock to be issued for consulting services rendered	-	-
Convertible notes	-	30,639

Total Current Liabilities	814,090	864,586

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
39,698,172 and 35,125,660 common shares issued and outstanding
at March 31, 2009 and December 31, 2008	39,699	35,126
Additional paid-in capital	6,253,148	5,806,914
Deficit accumulated during the development stage	(4,406,869)	(4,006,489)
Total Stockholders' Equity (Deficit)	1,885,978	1,835,551

Total Liabilities and Stockholders' Equity (Deficit)	$2,700,068	$2,700,137

See accompanying notes to the financial statements

                                                                                                      -4-

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31, 2009	For The Three Months Ended March 31, 2008	For The Period From August 19, 1999 (Inception ) Through March 31, 2009

Revenue	$-	$-	$60

Operating expenses
General and administrative	21,419	18,583	143,249
Management fees	36,000	9,000	364,700
Professional fees	27,600	107,447	572,047
Consulting	246,000	41,000	2,934,908
Total operating expenses	331,019	176,030	4,014,904

Loss from operations	(331,019)	(176,030)	(4,014,904)

Interest and other income (expense), net	(69,361)	(314,728)	(386,450)
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	-	-	(5,500)

Loss before discontinued operations	(400,380)	(490,758)	(4,402,294)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(400,380)	$(490,758)	$(4,406,869)

Weighted average number
of shares outstanding – basic and diluted	37,784,581	18,648,244
Net loss per share -
basic and diluted	$(0.01)	$(0.03)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -5-

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Period From August 19, 1999 (Inception) Through March 31, 2009

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

                                                                                                      -6-

2296726.2

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficiency

For the Period From August 19, 1999 (Inception) Through March 31,2009

(Unaudited)

								Deficit Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–	$–	$–	$1,130

Stock subscriptions received in cash in November 2004	–	–	40,000	40	9,960	–	–	–	10,000

Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)	–	–	–

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	167	–	167

Net loss	–	–	–	–	–	–	–	(43,889)	(43,889)

Balance – December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$–	$(98,011)	$(36,667)

Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	–	–	334,980

Donated accounting fee	-	–	–	–	1,000	–	–	–	1,000

Net loss	–	–	–	–	–	–	–	(673,255)	(673,255)

Balance – December 31, 2006	16,481,400	$16,481	–	$–	$380,843	$–	$–	$(771,266)	$(373,942)

Stock based compensation	-	-	-	-	526,055	-	-	-	526,055

Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104

Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)

Balance – December 31, 2007	16,481,400	$16,481	–	$–	$1,282,002	$–	$–	$(1,699,876)	$(401,393)

Shares issued for cash	2,499,431	2,500			778,122				807,622

Common shares for convertible notes	10,123,690	10,124	-	-	496,061	-	-	-	506,185

Stock based compensation Shares issued for deposit on fiber optic network	4,108,500 5,000,000	4,108 5,000			1,362,341 1,795,000				1,366,450 1,800,000

Shares cancelled	(3,087,361)	(3,087)			3,087				-

Options granted June 2006					90,301				90,301

Net loss								(2,306,613)	(2,306,613)

Balance- December 31, 2008	35,125,660	35,126			5,806,914			(4,006,489)	1,835,551

Stock issued for convertible notes	2,050,000	2,050			103,128				105,178

Stock based compensation	2,522,512	2,523			343,106				345,629

Net loss	-	-	-	-	-	-	-	(400,380)	(400,380)

Balance – March 31, 2009	39,698,172	39,699	-	$-	$6,253,148	$-	$-	$(4,406,869)	$1,885,978

                                                                                                      -7-

2296726.2

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -8-

2296726.2

Sino Fibre Communication, Inc.

 (A Development Stage Company)

 Statements of Cash Flows

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period From August 19, 1999 (Inception) Through March 31, 2009
Cash Flows Used in Operating Activities
Net loss	$(400,380)	$(490,758)	$(4.406,869)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	-	-	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	-	60
Loss on asset impairment	-	-	5,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	345,628	-	2,240,933
Common stock issued for interest on convertible debt	5,179	6,185	11,364
Amortization of debt discount	69,361	309,526	392,063
Changes in operating assets and liabilities:
Due to related parties	14,700	(1,464)	238,086
Accounts receivable	-	-	(60)
Interest payable	(5,179)	(272)	-
Prepaid expenses and deposits	-	-	-
Accrued liabilities	(29,378)	37,647	545,522
Net cash used in operating activities	(69)	(139,136)	(871,507)

Cash Flows Used in Investing Activities
Restricted Cash	-	-	10,000
Purchase of certificate of deposit	-	(20,000)
Investment in Joint Venture	-	-	(700,000)
Prepayment of license agreement	-	-	(200,000)
Net cash provided by (used in) investing activities	-	(20,000)	(890,000)

Cash Flows From Financing Activities
Repayment of short term borrowings	-	-	(16,959)
Proceeds from convertible notes	-	-	600,000
Borrowing from related party	-	-	31,792
Proceeds from stock subscriptions	-	-	50,000
Common stock issued for cash, net	-	-	1,096,742
Net cash provided by financing activities	-	-	1,761,575

Net increase/(decrease) in cash	(69)	(159,136)	68
Cash, beginning of year	137	378,732	-
Cash, end of year	$68	$219,596	$68

Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001 per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001 per share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period expenses	-	-	1,810
Restricted cash received for stock subscriptions and held in escrow Shares	-	-	10,000

2296726.2

Conversion of debt to common stock                                                                                                                500,000                                                                                                                                               500, 000

Stock issued for deposit on purchase of fiber optic network                                                   2,000,000                                                                                                                                  2,000,000

Shares retired previously issued as contributed capital                                                                  3,087                                                                                                                                          3,087

Change from stock payable to equity                                                                                          137.500                                                                                                                                      137,500

See accompanying notes to the unaudited consolidated financial statements.

2296726.2

Sino Fibre Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Sino Fibre Communications, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the form 10-KSB have been omitted.

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

2.

Going Concern

Sino Fibre is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but Sino Fibre has not generated significant revenues to date. Sino Fibre had a net loss of $400,380 and had a working capital deficit of $814,022, and a stockholders’ equity of $1,885,978 at March 31, 2009. These matters raise substantial doubt about Sino Fibre’s ability to continue as a going concern. Continuation of Sino Fibre's existence is dependent upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2009. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.            Deposit on Fiber Optic Network

The deposit on a fiber optic network in the amounts of $2,000,000 represents a security deposit made by Sino to Sino-Con Management Company Limited for the exclusive right to sales and leasing of the Sino Con 32,000 km China nationwide fiber optic backbone.

4.

Related Party Transactions

a)       As of March 31, 2009, Sino Fibre owes $268,568 to related parties.

b)       For the three months ended March 31, 2009, Sino Fibre paid $36,000 salary to the Company’s CEO.  As of March 31, 2009, Sino Fibre owed its CEO  $268,568` in expense reimbursements and unpaid salary.

2296726.2

5.	Shareholders’ Equity
	Sino issues shares of common stock for services received by certain vendors and consultants. The following table summarizes common stock issuances and retirements as of March 31, 2009:
			Common Stock
		Number of Shares	Amount
	Balance as of December 31, ,2007	16,481,400	$16,481
	Shares issued for cash:
	Private placement at $0.35 per share	142,587	143
	Private placement at $0.31 per share	2,356,844	2,357
	Total shares issued for cash	2,499,431	2,500

	Shares issued for Convertible Notes at $0.05, March 2008	10,000,000	10,000
	Shares issued for interest on Convertible notes, March 2008	123,690	124
	Shares issued for deposit on fiber optic network	5,000,000	5,000
	Shares cancelled	(3,087,361)	(3,087)
	Shares issued for stock based compensation, May 2008	2,976,000	2,976
	Shares issued for stock based compensation, October 2008	600,000	600
	Shares issued for consulting fees:
	Shares issued at $0.135, July 2008	300,000	300
	Shares issued at $0.40, August 2008	25,000	25
	Shares issued at $0.40, September 2008	80,000	80
	Shares issued at $0.078, October 2008	127,500	127
	Total shares issued for consulting fees	982,500	982
	Balance as of December 31, 2008	35,125,660	35,126
	Shares issued for Convertible Notes at $0.05, January 2009	2,000,000	2,000
	Shares issued for interest on Convertible notes, January 2009	50,000	50
	Shares issued for stock based compensation, March 2009	2,522,512	2,523
	Balance as of March 31, 2009	39,698,172	$39,699

In March 2009, Sino issued 422,512 shares at $0.25 per share in settlement of amounts owed to two former officers and a consultant and another 2,000,000 shares fore services valued at $229,000.

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

2296726.2

SUMMARY OF STOCK OPTIONS

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

Stock Options

The following table summarizes the stock option activity under the 2008 Plan:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Exercise Price	Contractual Life
Balance, December 31, 2006	700,000	$0.27	-
Options granted	1,350,000	0.25	1 year
Options expired	(200,000)	0.25	-

Balance, December 31, 2007	1,850,000	0.26	1 year
Options cancelled and expired	(700,000)	0.27	-

Balance, December 31, 2008	1,150,000	0.25	1 year
Options expired	(250,000)

Balance, March 31, 2009	900,000	$0.25	1 year

SUMMARY OF STOCK WARRANTS

A summary of the change in common stock purchase warrants is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, December 31, 2006	0	$-	-
Warrants issued	12,571,428	0.22	1 year
Warrants exercised	0	-
Warrants expired	0	-

Balance, December 31, 2007	12,571,428	0.22	1 year
Warrants issued	2,356,844	0.31
Warrants exercised	-	-
Warrants expired	-	-

Balance, December 31, 2008	14,928,272	0.24	1 year
Warrants issued	1,000,000	0.50	5 years
Warrants exercised	-
Warrants expired	-

Balance, March 31, 2009	15,928,272	$0.26	3 years

6.	Commitments

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

In April 2008, Sino signed a lease agreement for its shared service office space in Hong Kong at a monthly rental of $231.

In March 2008, Sino committed to set up two separate business units to pursuit business development projects with Sino-Con/SCRC and joint venture with CAMSE.

7.	Subsequent Events

There were no material subsequent events.

2296726.2

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

2296726.2

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2009 or during last two years.

Expenses

We incurred general and administrative expenses of $21,419 for the three-month period ended March 31, 2009, as compared to $18,583 for the same period in 2008, an increase of $2,836 or 15%.

Our management fees increased to $36,000 for the three-months ended March 31, 2009 from $9,000 for the same period last year due to a change of management.

Our professional fees decreased to $27,600 for the three months ended March 31, 2009 from $107,447 for the same period in 2007, a decrease of 74%, mainly due to the set up costs of the joint venture in China last year.

Our consulting expenses increased to $246,000 for the three-months ended March 31, 2009 from $41,000 for the three-months ended March 31, 2008, an increase of 500% due to securing of new consulting agreements.

Liquidity and Capital Resources

As at March 31, 2009, we had cash of $68.

Cash Used in Operating Activities

Net cash used in operating activities was $69 for the three-month period ended March 31, 2009.  For the same period in 2008, there was net cash used of $139,136.  For the period from August 19, 1999 (inception) to March 31, 2009, net cash used in operating activities was $871,507.  These balances are mainly made up of our net losses as disclosed above.

Cash Used in Investing Activities

Net cash used in investing activities was zero for the three-month period ended March 31, 2009 and $139,136 for the three months ended March 31, 2008.  Net cash used in investing activities was $890,000 for the period from August 19, 1999 (inception) to March 31, 2009.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three months ended March 31, 2009. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

2296726.2

Going Concern

We are a development stage company.  In a development stage company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, but we have not generated revenues to date.  For these reasons, our auditors stated in their report for the period from August 19, 1999 (inception) through December 31, 2008 that they have doubt we will be able to continue as a going concern.

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

2296726.2

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the three months ended March 31, 2009.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2009.

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

2296726.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO FIBRE COMMUNICATIONS, INC.

By:

/s/ Daniel Mckinney

______________________________________
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

July 14, 2011

2296726.2