Form 10-Q
period 2009-06-30
Sino Fibre Communications, Inc.
filed 2011-07-18
CIK 1380457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 30, 2009, the issuer had  44,215,585  shares of common stock outstanding.

2296726.2

SINO FIBRE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  June 30, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                                                                                      -2-

2296726.2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2009

PART I

FINANCIAL INFORMATION

                                                                                                      -3-

2296726.2

Sino Fibre Communication, Inc.

 (A Development Stage Company)

 Balance Sheets

	June 30, 2009	December 31, 2008

Assets Current:
Cash	$37	$137

Total Current Assets	37	137

Investment	-	700,000
Deposit	-	2,000,000

Total Assets	$37	$2,700,137

Liabilities
Current:
Accounts payable and accrued liabilities	$555,806	$574,900
Interest payable	-	5,179
Due to related parties	78,918	253,868
Common stock to be issued for subscriptions funds received	-	-
Common stock to be issued for consulting services rendered	-	-
Convertible notes	-	30,639

Total Current Liabilities	634,724	864,586

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
44,215,585 and 35,125,660 common shares issued and outstanding
at June 30, 2009 and December 31, 2008	44,359	35,126
Additional paid-in capital	6,609,630	5,806,914
Deficit accumulated during the development stage	(7,288,675)	(4,006,489)
Total Stockholders' Equity (Deficit)	(634,687)	1,835,551

Total Liabilities and Stockholders' Equity (Deficit)	$37	$2,700,137

See accompanying notes to the financial statements

                                                                                                      -4-

2296726.2

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30, 2009	For The Three Months Ended June 30, 2008

Revenue	$-	$-	$

Operating expenses
General and administrative	10,665	40,607
Management fees	36,000	2,200
Professional fees	(3,000)	54,170
Consulting	138,141	1,148,046
Total operating expenses	181,806	1,245,023

Loss from operations	(181,806)	(1,245,023)

Interest and other income (expense), net	-	17,945
Gain on settlement of debt	-	-
Loss on asset impairment	(2,700,000)	-

Loss before discontinued operations	(2,881,806)	(1,227,078)

Loss from discontinued operations	-	-

Net loss	$(2,881,806)	$(1,227,078)	$

Weighted average number
of shares outstanding – basic and diluted	40,136,939	32,711,072
Net loss per share -
basic and diluted	$(0.08)	$(0.04)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -5-

2296726.2

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For The Six Months Ended June 30, 2009	For The Six Months Ended June 30, 2008	For The Period From August 19, 1999 (Inception ) Through June 30, 2009

Revenue	$-	$-	$60

Operating expenses
General and administrative	32,084	59,190	153,914
Management fees	72,000	11,200	400,700
Professional fees	24,600	161,617	569,047
Consulting	384,141	1,189,046	3,073,049
Total operating expenses	512,825	1,421,053	4,196,710

Loss from operations	(512,825)	(1,421,053)	(4,196,710)

Interest and other income (expense), net	(69,361)	(296,784)	(386,450)
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	(2,700,000)	-	(2,705,500)

Loss before discontinued operations	(3,282,186)	(1,717,837)	(7,284,160)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(3,282,186)	$(1,717,837)	$(7,288,733)

Weighted average number
of shares outstanding – basic and diluted	40,136,939	24,889,488
Net loss per share -
basic and diluted	$(0.08)	$(0.07)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -6-

2296726.2

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Period From August 19, 1999 (Inception) Through June 30, 2009

(Unaudited)

								Deficit
								Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance – August 19, 1999 (Inception)		$–	–	$–	$–	$–	$–	$–	$–

Stock issued in August 1999 for organizational expenses at $0.001 per share	2,500,000	2,500	–	–	–	–	–	–	2,500

Organizational expenses incurred by a director on behalf of the Company		–	–	–	75	–	–	–	75

Stock issued in August 1999 for “The Biocatalyst License” at a fair value of $0.001 per share	2,000,000	2,000	–	–	–	–	–	–	2,000

Net loss	–	–	–	–	–	–	–	(4,575)	(4,575)

Balance – December 31, 1999	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	–	–

Balance – December 31, 2000	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	(4,610)	(4,610)

Balance – December 31, 2001	4,500,000	4,500	–	–	75	–	–	(9,185)	(4,610)

Stock issued in January 2002 for expenses at $0.001 per Share	4,610,000	4,610	–	–	–	–	–	–	4,610

Stock issued in July 2002 for debt settlement at $0.001 per Share	500,000	500	–	–	–	–	–	–	500

Donated rent		–	–	–	500	–	–	–	500

Net loss		–	–	–	–	–	–	(525)	(525)

Balance – December 31, 2002	9,610,000	9,610	–	–	575	–	–	(9,710)	475

Stock issued in January and June 3003 for expenses at $0.001 per share	3,859,000	3,859	–	–	–	–	–	–	3,859

Donated rent	–	–	–	–	500	–	–	–	500

Net loss	–	–	–	–	–	–	–	(5,644)	(5,644)

Balance – December 31, 2003	13,469,000	13,469	–	–	1,075	–	–	(15,354)	(810)

Stock issued in January, July, and August 2004 for expenses at $0.01 per share	416,000	416	–	–	3,744	–	–	–	4,160

Stock issued in September 2004 for expenses at $0.10 per Share	5,000	5	–	–	495	–	–	–	500

Stock issued in July 2004 for cash at $0.01 per share	1,000,000	1,000	–	–	9,000	–	–	-	10,000

Stock issued in September and December 2004 for cash at $0.10 per share	200,100	200	–	–	19,810	–	–	–	20,010

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	(167)	–	(167)

Net loss	–	–	–	–	–	–	–	(38,768)	(38,768)

Balance – December 31, 2004	15,090,100	15,090	–	–	34,624	–	(167)	(54,122)	(4,575)

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -7-

2296726.2

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficiency

For the Period From August 19, 1999 (Inception) Through June 30,2009

(Unaudited)

								Deficit Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–	$–	$–	$1,130

Stock subscriptions received in cash in November 2004	–	–	40,000	40	9,960	–	–	–	10,000

Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)	–	–	–

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	167	–	167

Net loss	–	–	–	–	–	–	–	(43,889)	(43,889)

Balance – December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$–	$(98,011)	$(36,667)

Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	–	–	334,980

Donated accounting fee	-	–	–	–	1,000	–	–	–	1,000

Net loss	–	–	–	–	–	–	–	(673,255)	(673,255)

Balance – December 31, 2006	16,481,400	$16,481	–	$–	$380,843	$–	$–	$(771,266)	$(373,942)

Stock based compensation	-	-	-	-	526,055	-	-	-	526,055

Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104

Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)

Balance – December 31, 2007	16,481,400	$16,481	–	$–	$1,282,002	$–	$–	$(1,699,876)	$(401,393)

Shares issued for cash	2,499,431	2,500			778,122				807,622

Common shares for convertible notes	10,123,690	10,124	-	-	496,061	-	-	-	506,185

Stock based compensation Shares issued for deposit on fiber optic network	4,108,500 5,000,000	4,108 5,000			1,362,341 1,795,000				1,366,450 1,800,000

Shares cancelled	(3,087,361)	(3,087)			3,087				-

Options granted June 3006					90,301				90,301

Net loss								(2,306,613)	(2,306,613)

Balance- December 31, 2008	35,125,660	35,126			5,806,914			(4,006,489)	1,835,551

Stock issued for services	2,100,000	2,100			336,041				368,141

Stock issued for settlement of loans	6,710,000	6,710			331,469				338,179

Stock issued for elated party debt forgiveness	422,512	423			105,206				105,628

Net loss	-	-	-	-	-	-	-	(3,282,186)	(3,282,186)

Balance – June 30, 2009	44,358,172	44,359	-	$-	$6,609,630	$-	$-	$(7,288,675)	$634,687

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -8-

2296726.2

Sino Fibre Communication, Inc.

 (A Development Stage Company)

 Statements of Cash Flows

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period From August 19, 1999 (Inception) Through June 30, 2009
Cash Flows Used in Operating Activities
Net loss	$(3,282,186)	$(1,712,151)	$(7.288,675)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	-	1,101,360	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	-	60
Loss on asset impairment	2,700,000	-	2,705,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	473,769	-	2,369,074
Common stock issued for interest on convertible debt	5,179	6,185	11,364
Amortization of debt discount	69,361	292,065	392,063
Changes in operating assets and liabilities:
Due to related parties	58,050	-	281,436
Accounts receivable	-	-	(60)
Interest payable	(5,179)	(272)	-
Prepaid expenses and deposits	-	-	-
Accrued liabilities	(19,094)	(77,401)	555,806
Net cash used in operating activities	(100)	(390,214)	(871,538)

Cash Flows Used in Investing Activities
Restricted Cash	-	-	10,000
Purchase of certificate of deposit	-	(20,000)
Investment in Joint Venture	-	-	(700,000)
Prepayment of license agreement	-	-	(200,000)
Net cash provided by (used in) investing activities	-	(20,000)	(890,000)

Cash Flows From Financing Activities
Repayment of short term borrowings	-	-	(16,959)
Proceeds from convertible notes	-	-	600,000
Borrowing from related party	-	25,180	31,792
Proceeds from stock subscriptions	-	-	50,000
Common stock issued for cash, net	-	730,621	1,096,742
Net cash provided by financing activities	-	755,801	1,761,575

Net increase/(decrease) in cash	(100)	345,587	37
Cash, beginning of year	137	378,732	-
Cash, end of year	$37	$724,319	$37

Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001 per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001 per share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period expenses	-	-	1,810
Restricted cash received for stock subscriptions and held in escrow Shares	-	-	10,000

2296726.2

Conversion of debt to common stock                                                                                                                500,000                                                                                                                                               500, 000

Stock issued for deposit on purchase of fiber optic network                                                   2,000,000                                                                                                                                  2,000,000

Shares retired previously issued as contributed capital                                                                  3,087                                                                                                                                          3,087

Change from stock payable to equity                                                                                          137.500                                                                                                                                      137,500

See accompanying notes to the unaudited consolidated financial statements.

2296726.2

Sino Fibre Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2009
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

Principles of Consolidation

The consolidated financial statements include the accounts of Sino Fibre and its 85% owned subsidiary, China Business Online, after elimination of all significant inter-company accounts and transactions. Minority interests reflecting the 15% equity interest of outside owners has not been reflected as the only transaction has been an equity investment of $700,000 by Sino Fibre and operations have not commenced. After impairment assessment, the $700,000 investment h\was written off during the current period.

2.

Going Concern

Sino Fibre is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but Sino Fibre has not generated significant revenues to date. Sino Fibre had a net loss of $3,282,186 and had a working capital and stockholders’ deficit of $634,687 at June 30, 2009. These matters raise substantial doubt about Sino Fibre’s ability to continue as a going concern. Continuation of Sino Fibre's existence is dependent upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2009. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.            Deposit on Fiber Optic Network

A deposit of $2,000,000 was paid by Sino in 2007 and 2008 to Sino-Con Management Company Limited for the exclusive right to sales and leasing of  Sino Con’s 32,000 km China nationwide fiber optic backbone. After impairment assessment, the $2,000,000 deposit was written off during the current period.

4.

Related Party Transactions

a)       As of June 30, 2009, Sino Fibre owes $78,918 to related parties.

b)       For the three months ended June 30, 2009, Sino Fibre paid $36,000 salary to the Company’s CEO.  As of June 30, 2009, Sino Fibre owed its CEO  $19,136 in expense reimbursements and unpaid salary.

2296726.2

5.	Shareholders’ Equity
	Sino issues shares of common stock for services received by certain vendors and consultants. The following table summarizes common stock issuances and retirements as of June 30, 2009:
			Common Stock
		Number of Shares	Amount
	Balance as of December 31,,2007	16,481,400	$16,481
	Shares issued for cash:
	Private placement at $0.35 per share	142,587	143
	Private placement at $0.31 per share	2,356,844	2,357
	Total shares issued for cash	2,499,431	2,500

	Shares issued for Convertible Notes at $0.05, March 2008	10,000,000	10,000
	Shares issued for interest on Convertible notes, March 2008	123,690	124
	Shares issued for deposit on fiber optic network	5,000,000	5,000
	Shares cancelled	(3,087,361)	(3,087)
	Shares issued for stock based compensation, May 2008	2,976,000	2,976
	Shares issued for stock based compensation, October 2008	600,000	600
	Shares issued for consulting fees:
	Shares issued at $0.135, July 2008	300,000	300
	Shares issued at $0.40, August 2008	25,000	25
	Shares issued at $0.40, September 2008	80,000	80
	Shares issued at $0.078, October 2008	127,500	127
	Total shares issued for consulting fees	982,500	982
	Balance as of December 31, 2008	35,125,660	35,126
	Shares issued for settlement f loans, January 2009	2,050,000	2,050
	Shares issued for services, March 2009	2,100,000	2,100
	Shares issued for related party debt forgiveness, March 2009	422,512	423
	Shares issued for settlement of loans, May 2009	4,660,000	4,660
	Balance as of June 30, 2009	44,358,172	$44,359

In May 2009, Sino issued 4,660,000 shares at $0.05 per share in settlement of amounts owed to its CEO.

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

During June 3003, Sino issued 2,000,000 common shares at $0.001 per share to a consultant in settlement of consulting fees of $2,000.

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

2296726.2

SUMMARY OF STOCK OPTIONS

In October 2008, Sino established the 2008 Stock Incentive Plan (“2008 Plan”), which authorized the issuance of 4,000,000 shares of common stock to certain employees and consultants of the Company.  The 2008 Plan includes awards of shares of common stock and options for shares of the Company’s common stock. Most of the stock options vest and become exercisable immediately and have a contractual life of two years. As of June 30, 2009, 2,250,000 options or shares were available for issuance under the 2008 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  Sino issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

Stock Options

The following table summarizes the stock option activity under the 2008 Plan:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Exercise Price	Contractual Life
Balance, December 31, 2006	700,000	$0.27	-
Options granted	1,350,000	0.25	1 year
Options expired	(200,000)	0.25	-

Balance, December 31, 2007	1,850,000	0.26	1 year
Options cancelled and expired	(700,000)	0.27	-

Balance, December 31, 2008	1,150,000	0.25	1 year
Options expired	(250,000)

Balance, June 30, 2009	900,000	$0.25	1 year

SUMMARY OF STOCK WARRANTS

A summary of the change in common stock purchase warrants is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, December 31, 2006	0	$-	-
Warrants issued	12,571,428	0.22	1 year
Warrants exercised	0	-
Warrants expired	0	-

Balance, December 31, 2007	12,571,428	0.22	1 year
Warrants issued	2,356,844	0.31
Warrants exercised	-	-
Warrants expired	-	-

Balance, December 31, 2008	14,928,272	0.24	1 year
Warrants issued	1,000,000	0.50	5 years
Warrants exercised	-
Warrants expired	-

Balance, June 30, 2009	15,928,272	$0.26	3 years

2296726.2

6.	Commitments

In June 3008, Sino signed a month to month lease agreement for its shared service office in New York at a monthly rental of $325.

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

One of our specific goals is to promote Sino-Con Telecomm Group, Ltd., to promote and sell Sino-Con’s fiber optic backbone services to foreign telecommunications carriers and corporate users and to assemble a client database.  We intend to do this by completing an exclusive services agreement with Sino Con Telecomm Group and to determine the demand for such services by international companies and telecom carriers and to market these services directly to such companies and carriers.

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

However, due to the present difficulty in securing funds, we are deferring our plans until the global economy recovers.

2296726.2

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the six-month period ended June 30, 2009 or during last two years.

Expenses

We incurred general and administrative expenses of $10,665 for the three-month period ended June 30, 2009, as compared to $40,608 for the same period in 2008, a decrease of $29,943 or 73%.

Our management fees were $36,000 for the three-months ended June 30, 2009 compared with $2,200 for the same period last year due to a change of management.

During the three months ended June 30, 2009 we had a net write back of prior period’s professional fee provision of $3,000 compared with fees of $54,170 for the three months ended June 30, 2008.

Our consulting expenses decreased to $138,141 for the three-months ended June 30, 2009 from $1,148,046 for the three-months ended June 30, 2008.

Liquidity and Capital Resources

As at June 30, 2009, we had cash of $37.

Cash Used in Operating Activities

Net cash used in operating activities was $100 for the six-month period ended June 30, 2009.  For the same period in 2008, there was net cash used of $390,214.  For the period from August 19, 1999 (inception) to June 30, 2009, net cash used in operating activities was $871,538.

Cash Used in Investing Activities

We did not have any investing activities during the six months ended June 30, 2009. Net cash used in investing activities was $20,000 during the same period last year and $890,000 for the period from August 19, 1999 (inception) to June 30, 2009.

2296726.2

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the six months ended June 30, 2009. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

2296726.2

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in our internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting.  However, please note the discussion above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the six months ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2009.

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