Form 10-Q
period 2009-09-30
Sino Fibre Communications, Inc.
filed 2011-07-18
CIK 1380457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

2296726.2

SINO FIBRE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                                                                                      -2-

2296726.2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	4

Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and for the period from inception through September 30, 3009	5

Consolidated Statements of Stockholders’ Deficit for the period from inception through September 30, 3009	7

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008 and for the period from inception through September 30, 3009	9

Selected notes to consolidated financial statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

                                                                                                      -3-

2296726.2

Sino Fibre Communication, Inc.

 (A Development Stage Company)

 Balance Sheets

	September 30, 2009	December 31, 2008

Assets Current:
Cash	$238	$137

Total Current Assets	238	137

Investment	-	700,000
Deposit	-	2,000,000

Total Assets	$238	$2,700,137

Liabilities
Current:
Accounts payable and accrued liabilities	$548,600	$574,900
Interest payable	-	5,179
Due to related parties	128,385	253,868
Common stock to be issued for subscriptions funds received	-	-
Common stock to be issued for consulting services rendered	-	-
Convertible notes	-	30,639

Total Current Liabilities	676,985	864,586

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
44,215,585 and 35,125,660 common shares issued and outstanding
at September 30, 2009 and December 31, 2008	44,359	35,126
Additional paid-in capital	6,609,630	5,806,914
Deficit accumulated during the development stage	(7,300,736)	(4,006,489)
Total Stockholders' Equity (Deficit)	(676,747)	1,835,551

Total Liabilities and Stockholders' Equity (Deficit)	$238	$2,700,137

See accompanying notes to the financial statements

                                                                                                      -4-

2296726.2

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30, 2009	For The Three Months Ended September 30, 2008

Revenue	$-	$-

Selling, general and administrative
expenses	42,060	264,241

Loss from operations	(42,060)	(264,241)

Interest and other income (expense), net	-	(5,771)
Gain on settlement of debt	-	-
Loss on asset impairment	-	-

Loss before discontinued operations	(42,060)	(270,012)

Loss from discontinued operations	-	-

Net loss	$(42,060)	$(270,012)

Weighted average number
of shares outstanding – basic and diluted	40,136,939	34,725,117
Net loss per share -
basic and diluted	$(0.01)	$(0.01)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -5-

2296726.2

S

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	For The Period From August 19, 1999 (Inception) Through September 30, 2009

Revenue	$-	$-	$60

Selling, general and administrative
expenses	554,885	1,678,415	4,238,770

Loss from operations	(554,885)	(1,678,415)	(4,238,770)

Interest and other income (expense), net	(69,361)	(303,747)	(386,450)
Gain on settlement of debt	-	-	4,500
Loss on asset impairment	(2,700,000)	-	(2,705,500)

Loss before discontinued operations	(3,324,246)	(1,982,162)	(7,326,220)

Loss from discontinued operations	-	-	(4,575)

Net loss	$(2,881,806)	$(1,982,162)	$(7,330,795)

Weighted average number
of shares outstanding – basic and diluted	40,136,939	28,126,415
Net loss per share -
basic and diluted	$(0.08)	$(0.07)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -6-

2296726.2

ino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Period From August 19, 1999 (Inception) Through September 30, 2009

(Unaudited)

								Deficit
								Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Balance – August 19, 1999 (Inception)		$–	–	$–	$–	$–	$–	$–	$–

Stock issued in August 1999 for organizational expenses at $0.001 per share	2,500,000	2,500	–	–	–	–	–	–	2,500

Organizational expenses incurred by a director on behalf of the Company		–	–	–	75	–	–	–	75

Stock issued in August 1999 for “The Biocatalyst License” at a fair value of $0.001 per share	2,000,000	2,000	–	–	–	–	–	–	2,000

Net loss	–	–	–	–	–	–	–	(4,575)	(4,575)

Balance – December 31, 1999	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	–	–

Balance – December 31, 2000	4,500,000	4,500	–	–	75	–	–	(4,575)	–

Net loss		–	–	–	–	–	–	(4,610)	(4,610)

Balance – December 31, 2001	4,500,000	4,500	–	–	75	–	–	(9,185)	(4,610)

Stock issued in January 2002 for expenses at $0.001 per Share	4,610,000	4,610	–	–	–	–	–	–	4,610

Stock issued in July 2002 for debt settlement at $0.001 per Share	500,000	500	–	–	–	–	–	–	500

Donated rent		–	–	–	500	–	–	–	500

Net loss		–	–	–	–	–	–	(525)	(525)

Balance – December 31, 2002	9,610,000	9,610	–	–	575	–	–	(9,710)	475

Stock issued in January and September 3003 for expenses at $0.001 per share	3,859,000	3,859	–	–	–	–	–	–	3,859

Donated rent	–	–	–	–	500	–	–	–	500

Net loss	–	–	–	–	–	–	–	(5,644)	(5,644)

Balance – December 31, 2003	13,469,000	13,469	–	–	1,075	–	–	(15,354)	(810)

Stock issued in January, July, and August 2004 for expenses at $0.01 per share	416,000	416	–	–	3,744	–	–	–	4,160

Stock issued in September 2004 for expenses at $0.10 per Share	5,000	5	–	–	495	–	–	–	500

Stock issued in July 2004 for cash at $0.01 per share	1,000,000	1,000	–	–	9,000	–	–	-	10,000

Stock issued in September and December 2004 for cash at $0.10 per share	200,100	200	–	–	19,810	–	–	–	20,010

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	(167)	–	(167)

Net loss	–	–	–	–	–	–	–	(38,768)	(38,768)

Balance – December 31, 2004	15,090,100	15,090	–	–	34,624	–	(167)	(54,122)	(4,575)

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -7-

2296726.2

Sino Fibre Communications, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficiency

For the Period From August 19, 1999 (Inception) Through September 30,2009

(Unaudited)

								Deficit Accumulated
	Common Stock		Common Stock To Be Issued		Additional Paid-in	Stock Subscriptions	Deferred	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Stock issued in January and March 2005 for cash at $0.10 per share	11,300	$11	–	$–	$1,119	$–	$–	$–	$1,130

Stock subscriptions received in cash in November 2004	–	–	40,000	40	9,960	–	–	–	10,000

Stock subscribed in December 2005	–	–	1,040,000	1,040	258,960	(260,000)	–	–	–

Donated rent	–	–	–	–	500	–	–	–	500

Deferred compensation	–	–	–	–	–	–	167	–	167

Net loss	–	–	–	–	–	–	–	(43,889)	(43,889)

Balance – December 31, 2005	15,101,400	$15,101	1,080,000	$1,080	$305,163	$(260,000)	$–	$(98,011)	$(36,667)

Stock issued in March 2006 for cash at $0.25 per share (net)	1,380,000	1,380	(1,080,000)	(1,080)	74,680	260,000	–	–	334,980

Donated accounting fee	-	–	–	–	1,000	–	–	–	1,000

Net loss	–	–	–	–	–	–	–	(673,255)	(673,255)

Balance – December 31, 2006	16,481,400	$16,481	–	$–	$380,843	$–	$–	$(771,266)	$(373,942)

Stock based compensation	-	-	-	-	526,055	-	-	-	526,055

Discount on benefit conversion factor	-	-	-	-	375,104	-	-	-	375,104

Net loss	-	-	-	-	-	-	-	(928,610)	(928,610)

Balance – December 31, 2007	16,481,400	$16,481	–	$–	$1,282,002	$–	$–	$(1,699,876)	$(401,393)

Shares issued for cash	2,499,431	2,500			778,122				807,622

Common shares for convertible notes	10,123,690	10,124	-	-	496,061	-	-	-	506,185

Stock based compensation Shares issued for deposit on fiber optic network	4,108,500 5,000,000	4,108 5,000			1,362,341 1,795,000				1,366,450 1,800,000

Shares cancelled	(3,087,361)	(3,087)			3,087				-

Options granted September 3006					90,301				90,301

Net loss								(2,306,613)	(2,306,613)

Balance- December 31, 2008	35,125,660	35,126			5,806,914			(4,006,489)	1,835,551

Stock issued for services	2,100,000	2,100			336,041				368,141

Stock issued for settlement of loans	6,710,000	6,710			331,469				338,179

Stock issued for elated party debt forgiveness	422,512	423			105,206				105,628

Net loss	-	-	-	-	-	-	-	(3,324,246)	(3,324,246)

Balance – September 30, 2009	44,358,172	44,359	-	$-	$6,609,630	$-	$-	$(7,330,735)	$(676,747)

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -8-

2296726.2

Sino Fibre Communication, Inc.

 (A Development Stage Company)

 Statements of Cash Flows

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Period From August 19, 1999 (Inception) Through September 30, 2009
Cash Flows Used in Operating Activities
Net loss	$(3,324,246)	$(1,982,162)	$(7,330,735)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	-	-	4,575
Common stock to be issued for consulting services	-	-	87,500
Gain on settlement of debt	-	-	(4,500)
Bad debts	-	-	60
Loss on asset impairment	2,700,000	-	2,705,500
Donated rent and accounting fee	-	-	3,000
Expense settled with issuance of common stock	-	-	11,319
Stock based compensation	473,769	1,210,055	2,369,074
Common stock issued for interest on convertible debt	5,179	6,185	11,364
Amortization of debt discount	69,361	297,899	392,063
Changes in operating assets and liabilities:
Due to related parties	107,517	-	330,903
Accounts receivable	-	-	(60)
Interest payable	(5,179)	(272)	-
Prepaid expenses and deposits	-	-	-
Accrued liabilities	(26,300)	246,216	548,600
Net cash used in operating activities	101	(222,079)	(871,337)

Cash Flows Used in Investing Activities
Restricted Cash	-	-	10,000
Purchase of certificate of deposit	-	-
Investment in Joint Venture	-	-	(700,000)
Prepayment of license agreement	-	-	(200,000)
Net cash provided by (used in) investing activities	-	-	(890,000)

Cash Flows From Financing Activities
Repayment of short term borrowings	-	-	(16,959)
Proceeds from convertible notes	-	-	600,000
Proceeds from stock subscriptions	-	-	50,000
Borrowing from related parties	-	-	31,792
Payments to related parties	-	(178,823)	-
Common stock issued for cash, net	-	730,621	1,096,742
Net cash provided by financing activities	-	551,798	1,761,575

Net increase/(decrease) in cash	101	329,719	238
Cash, beginning of year	137	378,732	-
Cash, end of year	$2 38	$708,451	$238

Non-cash Investing and Financing Activities:
2,000,000 shares were issued at a fair value of $0.001 per share for the acquisition of a License	-	-	2,000
Debt issued for website domain name	-	-	5,000
500,000 shares were issued at a fair value of $0.001 per share in settlement of debt	-	-	500
136,000 shares were issued to settle prior period expenses	-	-	1,810
Restricted cash received for stock subscriptions and held in escrow Shares	-	-	10,000

2296726.2

Conversion of debt to common stock                                                                                                                500,000                                                                 500,00                                                                 500, 000

Stock issued for deposit on purchase of fiber optic network                                                   2,000,000                                                        1,800,000                                                       2,000,000

Shares retired previously issued as contributed capital                                                                  3,087                                                                                                                                          3,087

Change from stock payable to equity                                                                                          137.500                                                                                                                                      137,500

See accompanying notes to the unaudited consolidated financial statements.

2296726.2

Sino Fibre Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2009
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

2.

Going Concern

Sino Fibre is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but Sino Fibre has not generated significant revenues to date. Sino Fibre had a net loss of $3,324,246 and had a working capital and stockholders’ deficit of $676,747 at September 30, 2009. These matters raise substantial doubt about Sino Fibre’s ability to continue as a going concern. Continuation of Sino Fibre's existence is dependent upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2009. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.            Deposit on Fiber Optic Network

A deposit of $2,000,000 was paid by Sino in 2007 and 2008 to Sino-Con Management Company Limited for the exclusive right to sales and leasing of Sino Con’s 32,000 km China nationwide fiber optic backbone. After impairment assessment, the $2,000,000 deposit was written off during the current period.

4.

Related Party Transactions

a)       As of September 30, 2009, Sino Fibre owes $128,385 to related parties.

b)       For the three months ended September 30, 2009, Sino Fibre paid $36,000 salary to the Company’s CEO.  As of September 30, 2009, Sino Fibre owed its CEO  $68,603 in expense reimbursements and unpaid salary.

2296726.2

5.	Shareholders’ Equity
	Sino issues shares of common stock for services received by certain vendors and consultants. The following table summarizes common stock issuances and retirements as of September 30, 2009:
			Common Stock
		Number of Shares	Amount
	Balance as of December 31,,2007	16,481,400	$16,481
	Shares issued for cash:
	Private placement at $0.35 per share	142,587	143
	Private placement at $0.31 per share	2,356,844	2,357
	Total shares issued for cash	2,499,431	2,500

	Shares issued for Convertible Notes at $0.05, March 2008	10,000,000	10,000
	Shares issued for interest on Convertible notes, March 2008	123,690	124
	Shares issued for deposit on fiber optic network	5,000,000	5,000
	Shares cancelled	(3,087,361)	(3,087)
	Shares issued for stock based compensation, May 2008	2,976,000	2,976
	Shares issued for stock based compensation, October 2008	600,000	600
	Shares issued for consulting fees:
	Shares issued at $0.135, July 2008	300,000	300
	Shares issued at $0.40, August 2008	25,000	25
	Shares issued at $0.40, September 2008	80,000	80
	Shares issued at $0.078, October 2008	127,500	127
	Total shares issued for consulting fees	982,500	982
	Balance as of December 31, 2008	35,125,660	35,126
	Shares issued for settlement f loans, January 2009	2,050,000	2,050
	Shares issued for services, March 2009	2,100,000	2,100
	Shares issued for related party debt forgiveness, March 2009	422,512	423
	Shares issued for settlement of loans, May 2009	4,660,000	4,660
	Balance as of September 30, 2009	44,358,172	$44,359

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

During September 3003, Sino issued 2,000,000 common shares at $0.001 per share to a consultant in settlement of consulting fees of $2,000.

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

2296726.2

SUMMARY OF STOCK OPTIONS

In October 2008, Sino established the 2008 Stock Incentive Plan (“2008 Plan”), which authorized the issuance of 4,000,000 shares of common stock to certain employees and consultants of the Company.  The 2008 Plan includes awards of shares of common stock and options for shares of the Company’s common stock. Most of the stock options vest and become exercisable immediately and have a contractual life of two years. As of September 30, 2009, 2,250,000 options or shares were available for issuance under the 2008 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  Sino issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

Stock Options

The following table summarizes the stock option activity under the 2008 Plan:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Exercise Price	Contractual Life
Balance, December 31, 2006	700,000	$0.27	-
Options granted	1,350,000	0.25	1 year
Options expired	(200,000)	0.25	-

Balance, December 31, 2007	1,850,000	0.26	1 year
Options cancelled and expired	(700,000)	0.27	-

Balance, December 31, 2008	1,150,000	0.25	1 year
Options expired	(250,000)

Balance, September 30, 2009	900,000	$0.25	1 year

SUMMARY OF STOCK WARRANTS

A summary of the change in common stock purchase warrants is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, December 31, 2006	0	$-	-
Warrants issued	12,571,428	0.22	1 year
Warrants exercised	0	-
Warrants expired	0	-

Balance, December 31, 2007	12,571,428	0.22	1 year
Warrants issued	2,356,844	0.31
Warrants exercised	-	-
Warrants expired	-	-

Balance, December 31, 2008	14,928,272	0.24	1 year
Warrants issued	1,000,000	0.50	5 years
Warrants exercised	-
Warrants expired	-

Balance, September 30, 2009	15,928,272	$0.26	3 years

2296726.2

6.	Commitments

In September 3008, Sino signed a month to month lease agreement for its shared service office in New York at a monthly rental of $325.

In May 2008, Sino entered into an agreement with consultant for services performed at a monthly compensation of $5,000 for 24 months.

In May 2008, Sino entered into an agreement with Shenzhen Union pay EPS Financial Service Co. Ltd. to develop online ecommerce in China.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended September 30, 2009 or during last two years.

Expenses

We incurred general and administrative expenses of $6,060 for the three-month period ended September 30, 2009, as compared to $29,525 for the same period in 2008, a decrease of $23,465 or 79%.

Our management fees were $36,000 for the three-months ended September 30, 2009 compared with $60,000 for the same period last year due to a change of management.

During the three months ended September 30, 2009 we did not incur any professional fees or consulting fees compared with fees of $50,476 and $112,823 respectively for the three months ended September 30, 2008.

Liquidity and Capital Resources

As at September 30, 2009, we had cash of $238.

Cash Used in Operating Activities

Net cash generated from operating activities was $101 for the nine-month period ended September 30, 2009.  For the same period in 2008, there was net cash used of $222,079.  For the period from August 19, 1999 (inception) to September 30, 2009, net cash used in operating activities was $871,337.

Cash Used in Investing Activities

We did not have any investing activities during the nine months ended September 30, 2009 or during the same period last year. Net cash used in investing activities was  $890,000 for the period from August 19, 1999 (inception) to September 30, 2009.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the nine months ended September 30, 2009. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

No stock was sold for valuable consideration during the nine months ended September 30, 2009.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2009.

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